Form 10-K405
period 1997-12-31
KII HOLDING CORP
filed 1999-02-03
CIK 1043541

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                            FORM 10-K

     (MARK ONE)

              /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

            / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE TRANSITION PERIOD FROM _____________ TO _____________

                      COMMISSION FILE NUMBER: 333-41939-01

                                KII HOLDING CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            Delaware                                  13-3954446
   (State or other jurisdiction of                    (IRS Employer
   incorporation or organization)                     Identification No.)

                            1430 BROADWAY, 13TH FLOOR
                            NEW YORK, NEW YORK 10018
                                 (212) 391-1392
               (ADDRESS, INCLUDING ZIP CODE AND TELEPHONE NUMBER,
       INCLUDING AREA CODE, OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)

                               ------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None.

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      None.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / / No /x/

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

     As of January 1, 1999, the number of shares outstanding of the registrant's Common Stock, no par value, was 10,000 shares. There is no trading market for the Common Stock. Accordingly, the aggregate market value of the Common Stock held by non-affiliates of the registrant is not determinable. See Part II, Item 5 of this Report.

                              CROSS REFERENCE SHEET
                                       AND
                                TABLE OF CONTENTS


                                                                           PAGE NUMBER
                                                                           OR REFERENCE
                                                                           ------------

                                 PART I

ITEM 1.   Business...............................................................    3
ITEM 2.   Properties.............................................................    8
ITEM 3.   Legal Proceedings......................................................    8
ITEM 4.   Submission of Matters to a Vote of Security Holders....................    8

                                 PART II

ITEM 5.   Market for Registrant's Common Equity and Related Stockholder Matters...   8
ITEM 6.   Selected Financial Data.................................................   9
ITEM 7.   Management's Discussion and Analysis of Financial Condition and Results
          of Operations ..........................................................  10
ITEM 8.   Financial Statements and Supplementary Data.............................  17
ITEM 9.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure....................................................  17

                                 PART III

ITEM 10.  Directors and Executive Officers of the Registrant......................  17
ITEM 11.  Executive Compensation...............................                     19
ITEM 12.  Security Ownership of Certain Beneficial Owners and Management....... ..  21
ITEM 13.  Certain Relationships and Related Transactions....... ..................  22

                                 PART IV

ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K........  25


PART I

As used in this Report, unless the context otherwise requires, the "Company" refers to KII Holding Corp., a holding company, and its direct and indirect subsidiaries and "Stellex Aerospace" refers to Stellex Aerospace, the subsidiary holding company through which the Company conducts its operations. All references to historical financial information contained herein are references to financial information as reported in the historical financial statements of Kleinert Industries, Inc. ("Kleinert").

ITEM 1.   BUSINESS

OVERVIEW

The Company is an 80.1% owned consolidated subsidiary of Stellex Industries, Inc. ("Stellex"). Stellex acquired the Company (formerly Kleinert Industries, Inc.) on July 1, 1997. The remaining 19.9% of the Company's common stock is held by certain members of the Company's management. The Company conducts its business through four operating subsidiaries--Paragon, Bandy, SEAL and GIL (each, as defined below.) The results of operations of the Company for the periods presented herein represent the results of operations of Kleinert (predecessor) for such periods prior to and including June 30, 1997, and those of the Company thereafter.

The Company is a leading provider of highly precision machined products and services to certain niche markets within the aerospace and space industries. Through Bandy Machining International ("Bandy"), the Company is the world's leading contract manufacturer of commercial and military precision aircraft hinges. Hinges manufactured by Bandy, some of which are produced exclusively by Bandy, are installed on every type of aircraft currently produced by the leading aircraft original equipment manufacturers ("OEMs"), including The Boeing Company ("Boeing"), Airbus Industrie ("Airbus"), Lockheed Martin Corporation ("Lockheed Martin"), and Northrop Grumman Corporation ("Northrop Grumman"). Through Paragon Precision Products ("Paragon"), the Company is a leader in the machining of complex turbomachinery. Paragon's flexible manufacturing operations permit the production of both (i) highly engineered, close tolerance prototype components, which are generally manufactured from expensive, exotic alloys and are found in high performance gas turbine engines and liquid fuel rocket engines, and (ii) higher volume standard components used in aircraft and industrial power actuation systems and high performance turbine engines. Through Scanning Electron Analysis Laboratories, Inc. ("SEAL") and General Inspection Laboratories, Inc. ("GIL"), the Company also provides a comprehensive range of services for testing of sophisticated manufactured aerospace components. For the year ended December 31, 1997 (collectively comprised of Kleinert (predecessor) sales for the six months ended June 30, 1997 and the Company (successor) for the six months ended December 31, 1997), the Company had sales of $31.9 million.

INDUSTRY

AEROSPACE INDUSTRY

The commercial aircraft industry experienced severe difficulties in the early 1990s. Airplane deliveries as a percentage of the world airline fleet peaked at 9% in 1991 and fell to 4.7% by 1994. However, since 1994, the commercial aerospace market has shown significant signs of recovery. According to the Boeing Commercial Airplane Group 1998 Current Market Outlook (the "Boeing Report"), annual deliveries of commercial aircraft are expected to increase from approximately 400 in 1996 to approximately 550 in 1998. In addition, for the period from 1996 through 2001, revenue passenger miles are expected to increase from 1.6 trillion to 2.0 trillion and the worldwide fleet of aircraft is expected to increase from 11,500 at the end of 1996 to approximately 14,000 at the end of 2001 (net of approximately 1,375 retirements). The Company believes that the following factors, among others, are causing this increase in new aircraft orders: (i) projected worldwide airline traffic growth; (ii) projected cargo traffic growth; (iii) projected increase in the load factor of aircraft currently in service; (iv) the aging of the current commercial aircraft fleet;
(v) the cost effectiveness of using new aircraft; and (vi) the improved operating performance of airlines worldwide.

In the military segment of the aerospace market, demand for aircraft components declined significantly in the early 1990's, largely as a result of reductions in defense budgets. The Department of Defense ("DOD") and other government agencies responded to decreases in their budgets by utilizing substantial built-up inventories of replacement parts, which in many cases satisfied existing demand for several years. The Company believes that current inventories of military aircraft replacement parts and components are at the lowest levels in several decades and that increased purchasing is likely over the next several years.

MARKETS, PRODUCTS AND SERVICES

The following is a description of the principal markets served by the Company as well as the products and services the Company delivers for those markets.

MARKETS

Niche Aerospace Manufacturing. The Company's niche manufacturing operations have focused on discrete, growth-oriented markets in the aerospace industry having limited competition and which utilize the Company's sophisticated machining capabilities. Over the past two decades, Paragon has applied its machining and production expertise to three distinct business segments: spacecraft and prototype components, engine airfoil components and engine and power actuation components. Bandy markets standard hinges, custom hinges, and access doors and panels to four main business segments in the aircraft market: commercial OEM production, commercial spare parts, military OEM production and military spare parts.

Testing and Engineering Services. Through GIL and SEAL, the Company performs a broad range of material defect testing and analysis on a variety of materials used in the aerospace, plastics and other industries. The Company is actively involved in research and development and general engineering services for new product development, the improvement of existing products and value-added engineering services. The Company's services to the aerospace industry include destructive physical analysis for the space station, the testing of space shuttle components and space satellites and non-destructive testing of materials used in commercial and military aircraft.

PRODUCTS AND SERVICES

The following describes the Company's principal product and service lines, the markets which these products and services serve, and the Company's principal programs by product and service line.

TURBOMACHINERY AND ENGINE COMPONENTS

The Company, through Paragon, specializes in sophisticated five-axis machining of turbomachinery components. Paragon's flexible manufacturing operations permit the production of both (i) highly engineered, close tolerance prototype components which are generally manufactured from expensive, exotic alloys and are found in high performance gas turbine engines and liquid fuel rocket engines and (ii) higher volume standard components used in aircraft and industrial power actuation systems and high performance turbine engines. Paragon's turbomachinery components include engine rotors, impellers, stators, valve bodies, actuator housings and intricate blades and vanes used in jet engines. Paragon currently produces eight different part numbers for the TFE-1042 turbofan engine manufactured by AlliedSignal, Inc. ("AlliedSignal") and is the sole source provider of twelve parts for the Titan engines produced by Aerojet General Corporation ("Aerojet") (a subsidiary of GenCorp, Inc.). Paragon is also a primary source supplier for the Rocketdyne division of Boeing ("Rocketdyne") on several projects including six parts for its first stage Delta rocket engine and numerous turbomachinery components for the space shuttle's main engine.

STRUCTURAL AEROSPACE PARTS

The Company, through Bandy, manufactures precision hinges, access doors and panels, specialty machined structural and interior aircraft components, and other custom machined parts. Bandy produces more than 20,000 different hinge designs ranging from one inch to more than 40 feet in length for such applications as aircraft galleys, access, cargo and passenger doors, flaps, racks, ramps, cases, landing gear, seats and lavatories. Bandy's "special" or "custom" hinges are used extensively on aircraft, helicopters, jet engine systems, missiles and many other commercial, industrial and military applications ranging from the space shuttle to nuclear submarines. Bandy's door products range in size from two inches up to 36 inches in length and are made for the F-16 airplane, among others, as well as missiles, unmanned aerial vehicles, torpedoes, precision instrument housings and many other applications to provide inspection visibility and servicing access. Bandy's specialty machined components include spars, stringers, support rails, posts and related items for aircraft.

TESTING AND ENGINEERING SERVICES

The Company performs testing and engineering services through SEAL and GIL. SEAL offers a comprehensive range of material defect testing and analysis, utilizing electron microscopy, residual gas analysis and other highly sophisticated processes, on a variety of materials used in the aerospace, plastics, medical device and other industries. In addition, SEAL is actively involved in research and development and general engineering services for new product development, the improvement of existing products and value-added engineering services. SEAL is one of only three engineering companies approved by National Aeronautics and Space Administration ("NASA") to conduct destructive physical analysis for the space station and has been actively involved in the testing of space shuttle components, commercial and military satellites and liquid fuel tanks on several NASA rocket booster programs. SEAL provides services through a staff of over 50 employees, which includes experts in the fields of materials and metallurgical science, electronic components, failure analysis, analytical techniques and related sciences. GIL is a full-service inspection and metal treatment laboratory, specializing in non-destructive testing and inspection of materials and manufactured components using advanced analytical techniques and state-of-the-art equipment. GIL's testing processes, including radiography, ultrasound, liquid and magnetic particle penetrant and pressure testing, assist in determining internal or external flaws, fractures, material containments or manufacturing defects in materials and/or component parts to ensure component quality. GIL, which primarily services the aerospace industry, is one of the leading independent, full-service non-destructive testing ("NDT") laboratories in the United States.

MANUFACTURING

The Company manufactures turbomachinery components for rocket booster engines, precision aircraft hinges, structural and interior aircraft components, access door assemblies, door panels and hinges for special industrial applications. The Company's manufacturing facilities are highly automated and incorporate a variety of quality control systems.

Paragon manufactures both highly sophisticated, close tolerance prototype components, often machined from expensive metal alloys, as well as higher volume standard components. As a result of the variety of products it manufactures, Paragon's manufacturing operations are flexible and generally adaptable to a variety of applications. It employs advanced machinery, including four and five axis machining centers, multiple spindle high volume production machining centers, wire electrical discharge machining ("EDM") machines and computer numerical control ("CNC") turning centers. Paragon's computerized CNC machines interface with a sophisticated computer-aided-design/computer-aided-manufacturing ("CAD/CAM") network. As a contract manufacturer, Paragon does not typically design or own the products it manufacturers.

Bandy's manufacturing facility is geared toward high volume, low cost production. Bandy has developed a high level of proprietary equipment and automated manufacturing systems. A substantial portion of its equipment has been redesigned, customized and/or upgraded in recent years to meet exacting manufacturing requirements and to reduce production costs. Bandy combines the use of numerical control equipment, vertical and universal milling machines and custom-designed hinge equipment with other advanced, high production manufacturing methods to produce standard or customized precision hinges and machined parts. Bandy owns all of its own tooling, which historically has given it a competitive advantage in obtaining spare and replacement part business.

Certain customers of the Company have developed their own design, product performance, manufacturing process and quality standards and require their suppliers, including the Company, to comply with such standards. As a result, the Company has developed and implemented comprehensive quality system policies and procedures. Paragon received ISO-9002 certification in November 1997, while Bandy is currently seeking ISO-9000 certification. The Company has received numerous quality awards from its customers, including Boeing and McDonnell Douglas Corporation ("McDonnell Douglas"), and the highest quality designations from Lockheed Martin, Allegheny Teledyne Incorporated ("Teledyne") and Rohr Inc.

SALES AND MARKETING

The Company employs distinctly different sales and marketing approaches in each of its businesses, which are tailored to the needs of its customers. The Company markets its products through its own sales force and a network of independent sales representatives and distributors in the United States and certain foreign countries. The Company's sales managers are responsible for coordinating the efforts of the independent sales representatives and for staying abreast of government and commercial programs in their respective regions. They also keep the Company's engineering, manufacturing and management personnel advised of possible future trends and requirements of customers.

The Company believes that Paragon is one of only five companies in the United States with the expertise to compete for and produce highly sophisticated, close tolerance prototype component parts. As a result of recent marketing efforts to broaden its customer base, Paragon now has approximately 20 active prototype customers. Although prototype work is normally associated with short-term, low-volume work, Paragon is often able to secure a preferred position for future production requirements by establishing a strong relationship with the customer during the early prototype development stage. Paragon intends to maximize these opportunities to become a competitive and cost-effective producer of longer-term, higher-volume orders.

Bandy's sales effort was reorganized during 1996 into a dedicated, single-contact sales representative system. Previously, Bandy operated a pool system whereby a customer's call to place an order or obtain information was referred to the first available salesperson. The new system provides Bandy's sales representatives with the opportunity to become more familiar with the special and unique requirements of their particular accounts as well as ensure that orders are properly processed and schedules maintained. Additional benefits of the new system include a more even distribution of salesperson workload as well as a reduction in the time required to process orders and respond to requests. Bandy employs four persons in-house to answer sales questions and process orders and uses outside sales agents to serve its international customers.

CUSTOMERS

The Company sells primarily to aircraft OEMs, aircraft and rocket engine manufacturers and government agencies. The Company's customers include many of the world's largest defense contractors, aircraft OEMs and aircraft component manufacturers. The Company's largest customers in 1997 based on sales were AlliedSignal and Boeing, which together accounted for approximately 58.5% of the Company's total sales. In 1997, approximately 34.0% of the Company's sales were to government agencies and their prime contractors. Such sales are subject to unique conditions and terms.

COMPETITION

The narrowly defined niche markets within the aircraft industry served by the Company are relatively fragmented, with few direct competitors for each of the products provided by the Company. In the markets for the spacecraft and prototype components which it produces, Paragon's competition is generally limited to only two or three companies, due primarily to high entry costs and significant technical requirements. In the markets for engine airfoil components and power actuation components, Paragon faces numerous competitors including, in many cases, the in-house manufacturing operations of its customers. In addition, as airfoils represent a substantial cost component of aerospace engines, customers are increasingly focused on reducing costs and increasing competition. Paragon's major customers are intensely price competitive with each other, and this price competition increases their incentives to reduce costs from their suppliers.

Bandy faces competition in its hinge market business from a limited number of international independent manufacturers and the in-house operations of aircraft OEMs. Bandy also competes with small machine shops for specialty machined components. As a result of recent economic and structural contraction in the commercial and military hinge markets, the number of direct machine shops dedicated to the production of hinges has been significantly reduced. The Company believes that the key competitive factors in this changed market include not only product quality and the satisfaction of machining tolerance requirements, but also customer relationships established over many years.

EMPLOYEES

As of January 1, 1999, the Company employed approximately 380 persons. Virtually all of the Company's employees reside in the United States and none are covered by collective bargaining agreements. The Company considers its relations with its employees to be good.

SALES TO FOREIGN CUSTOMERS

For the year ended December 31, 1997, approximately $5.0 million of sales of the Company were attributable to products where the end-users were foreign customers, located primarily in Japan and Western Europe. A change in U.S. government policy toward foreign governments with whom the Company, directly or indirectly, conducts business could adversely affect the Company's sales.

SOURCES AND AVAILABILITY OF RAW MATERIALS

The Company's manufacturing operations require raw materials which are purchased in the open market and are normally available from a number of suppliers. The Company has not experienced any significant delays in obtaining timely deliveries of essential materials.

ITEM 2.   PROPERTIES

The Company has an aggregate of five principal operating facilities, all of which are located in southern California. The following table sets forth certain information relating to the Company's principal operating facilities.



           Location                     Description         Square Footage   Owned/Leased
           --------                     -----------         --------------   ------------
     Woodland Hills, California        The Company's              1,475           Leased
                                       administrative office

     Valencia, California              Paragon's                 54,000           Owned
                                       manufacturing
                                       facility, machine shop
                                       and warehouse

     Burbank, California               Bandy's manufacturing     48,000           Leased
                                       facility, warehouse
                                       and office

     El Segundo, California            SEAL's laboratory,        20,600           Leased
                                       testing facility and
                                       office

     Cudahy, California                GIL's laboratory,         32,400           Leased
                                       testing facility and
                                       office



The Company believes that its properties are adequate to support its operations for the foreseeable future. The Company's leases, other than the lease relating to the Woodland Hills facility, which is month-to-month, have remaining terms ranging from one to six years. The leases contain renewal options pursuant to which the Company may extend the lease terms in increments of five to ten years. The Company does not anticipate any difficulties in renewing any of these leases as they expire.

ITEM 3.   LEGAL PROCEEDINGS

The Company is involved in lawsuits and is subject to certain contingencies incidental to its business. While the ultimate results of these matters cannot be predicted with certainty, management does not expect them to have a material adverse effect on the consolidated financial position or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 1997.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

There is no established trading market for any class of equity securities of the Company.

ITEM 6.   SELECTED FINANCIAL DATA

The selected historical financial data of the Company as of and for each of the five years in the period ended December 31, 1997 have been derived from the audited financial statements of the predecessor, Kleinert, through June 30, 1997, and of the Company for the six months ended December 31, 1997. The selected historical financial data for the Company as of and for the year ended December 31, 1997 reflect adjustments resulting from the application of the purchase method of accounting in conjunction with the purchase of Kleinert. The data presented below should be read in conjunction with the historical financial statements of the Company and related footnotes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere in this filing.


(DOLLARS IN THOUSANDS)                                                                                 SIX           SIX
                                                                                                     MONTHS        MONTHS
                                                                                                      ENDED         ENDED
                                                           YEAR ENDED DECEMBER 31,                   JUNE 30,   DECEMBER 31,
                                             1993         1994         1995               1996         1997          1997
                                             ----         ----         ----               ----         ----          ----
                                                                  (PREDECESSOR)                                  (SUCCESSOR)
INCOME STATEMENT DATA:
Sales.................................     $21,664     $ 17,808     $ 21,049            $ 24,307      $14,296     $ 17,577
Costs of Goods Sold...................      16,239       13,121       15,083              17,367       10,140       13,644
                                           -------     --------     --------              ------     --------      -------
Gross Profit .........................       5,425        4,687        5,966               6,940        4,156        3,933
Selling, general and administrative ..       3,514        3,110        3,299               3,629        1,783        3,077
Amortization of intangibles ..........         533          416          282                  31           15           70
                                           -------     --------     --------              ------     --------      -------
Operating income .....................       1,378        1,161        2,385               3,280        2,358          786
Interest expense .....................       1,078          979        1,034                 856          376        1,071
Interest income ......................         (73)         (44)          (5)                (11)          (5)          (6)
Other expense.........................         273          145           44                  58          103           24
                                           -------     --------     --------              ------     --------      -------
Income (loss) before income taxes ....         100           81        1,312               2,377        1,884         (303)
Income tax provision (benefit) .......          42           50          525                 945          754           (1)
                                           -------     --------     --------              ------     --------      -------
Net income (loss) before
  extraordinary item .................    $     58     $     31     $    787            $  1,432     $  1,130         (302)

Extraordinary loss on
  extingishment of debt ..............        --           --           --                  --           --            448
                                           -------     --------     --------              ------     --------      -------
Net income (loss) ....................    $     58     $     31     $    787            $  1,432     $  1,130     $   (750)
                                           -------     --------     --------              ------     --------      -------
                                           -------     --------     --------              ------     --------      -------

OTHER FINANCIAL DATA:
Cash flows from operating activities .    $  3,172     $  2,130     $  1,866            $  2,657     $    479     $  1,158
Cash flows from investing activities .        (372)         285         (643)             (1,048)        (835)     (16,032)
Cash flows from financing activities .      (2,858)      (2,360)      (1,432)             (1,407)         272       15,074
Depreciation and amortization ........       2,726        2,424        1,950               1,691          878          884
Capital expenditures .................         389          288          657               1,053          868        1,233
Ratio of earnings to fixed
  Charges(a) .........................       1.09x        1.08x        2.27x               3.78x        6.01x         --

BALANCE SHEET DATA (AT END OF PERIOD):
Working capital ......................    $  6,751     $  6,621     $  6,802            $  7,735     $  8,975     $ 16,779
Total assets .........................      30,065       28,029       28,180              29,614       31,675       37,366
Notes Payable(b) .....................      12,650       10,021        7,824               5,682        5,654       25,765

Shareholder's equity .................      11,927       11,958       12,745              14,178       15,308        3,180


NOTES

(a) In calculating the ratio of earnings to fixed charges, earnings consist of income before taxes plus fixed charges. Fixed charges consist of interest expense and amortization of deferred financing costs, whether expensed or capitalized. Earnings of the Company were inadequate to cover fixed charges by $750,000 for the six months ended December 31, 1997.

(b) Long-Term debt at December 31, 1997 includes $20,943,000 of debt payable to Stellex Industries, Inc.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company is a leader in the machining of turbomachinery, aircraft hinges and other structural components for the aerospace, defense and space industries. The Company is a holding company and has no independent operations.

The Company is an 80.1% owned consolidated subsidiary of Stellex. Stellex acquired the Company (formerly Kleinert Industries, Inc.) on July 1, 1997 from Kleinert Industrie Holding A.G. The remaining 19.9% of the common stock of the Company is held by certain members of the Company`s management. The Company conducts its business through four operating subsidiaries--Paragon, Bandy, SEAL and GIL. The results of operations of the Company for the periods presented herein represent the results of operations of Kleinert (predecessor) for such periods prior to and including June 30, 1997, and those of the Company thereafter.

The Company's historical financial results have been significantly influenced by both the cyclicality of the commercial aerospace industry and the increased outsourcing of the production of components by OEMs to outside suppliers. During the period from 1992 to 1994, the commercial aerospace industry experienced a significant reduction in orders for new aircraft and engines. In response, the Company significantly reduced its costs by reducing its work force and rationalizing its production capacity. In addition, the Company took steps to expand its business activity throughout this period by increasing the number of customers for whom it manufactured prototypes and by seeking contracts to produce higher volumes of turbomachinery components. Since 1994, primarily as a result of the recovery in overall aircraft orders and its success in gaining additional prototype and production-oriented supply contracts, the Company has significantly increased sales and operating profitability.

RESULTS OF OPERATIONS

HISTORICAL - COMPANY

The Company commenced operations when it acquired Kleinert on July 1, 1997. The acquisition is reflected in the results of operations of the Company from such date and accounted for using the purchase method.

RESULTS FOR THE SIX MONTHS ENDED DECEMBER 31, 1997

Sales. The Company's sales totaled approximately $17.6 million for the six months ended December 31, 1997. Continuing increases in demand for new aircraft production in both commercial and military markets, as well as increased orders for aircraft replacement parts in these markets, which translated into improved performance during 1998.

Gross Profit. Gross Profit totaled approximately $3.9 million, or 22.4% as a percentage of sales for the six months ended December 31, 1997. During the six month period a non-recurring charge to cost of sales totaled approximately $1.5 million resulting from the amortization of a purchase accounting adjustment revaluing inventory coincident with the Kleinert acquisition Ignoring the impact of this non-recurring charge, gross margins would have totaled 30.6%. The Company experienced an improvement in gross margin during this recent period as a result of increased manufacturing and laboratory operating efficiencies. These efficiencies are due primarily to overall increased volume and the expansion of manufacturing capacities and capabilities through the purchase of additional machinery and equipment at both Paragon and Bandy.

Selling, General and Administrative. Selling, general, and administrative expenses totaled $2.8 million for the six months ended December 31, 1997. Significant items impacting selling, general and administrative expenses included a non-recurring charge totaling $450,000 for investment banking and financial advisory fees to Mentmore as a result of the Kleinert Acquisition and $150,000 in management fees paid to Mentmore in conjunction with a management services agreement which became effective subsequent to the Kleinert Acquisition. In addition to the aforementioned items, the significance of the revenue growth currently experienced has led to administrative support cost increases. These additional costs were not unanticipated and provide the added infrastructure necessary to continue to grow profitably.

Selling general and administrative expenses for the six months ended December 31, 1997 also included a compensation charge of $300,000 incurred as a result of a put right associated with the ownership of common stock in KII Holding Corp. by members of the management of Stellex Aerospace.

Interest Expense. Interest expense for the six months ended December 31, 1997 totaled $1,070,700 which resulted from debt payable to Stellex Industries, a mortgage note, and a note payable to the Sellers that was incurred in conjunction with the Kleinert Acquisition.

Extraordinary Loss. An extraordinary loss from the early extinguishment of senior debt associated with the Kleinert Acquisition occurred as a result of the Offering. This loss totaled $747,200 and is presented on the income statement net of income tax benefits of $298,900.

PRO FORMA RESULTS FOR THE YEARS ENDED DECEMBER 31, 1997 AND DECEMBER 31, 1996

The unaudited pro forma consolidated results for the years ended December 31, 1997 and 1996 give effect to the Kleinert Acquisition as if it had occurred as of January 1, 1996. The pro forma consolidated statements of operations exclude non-recurring charges directly related to the Kleinert Acquisition including (i) investment banking and financial advisory fees paid to Mentmore ($450,000), (ii) increases in cost of sales arising from the write-up of inventories at the date of the consummation of the Kleinert Acquisition to fair market value ($1.5 million) and (iii) extraordinary losses due to early retirement of debt.

The unaudited pro forma consolidated results have been prepared by management of the Company and do not necessarily represent the Company's operations which would have occurred if the Kleinert Acquisition had actually taken place on January 1, 1996, and they may not be indicative of the results of the operations which may be obtainable in the future.


(DOLLARS IN THOUSANDS)
                                                         1997               1996
                                                         ----               ----
STATEMENT OF OPERATIONS DATA:
Sales ......................................           $31,873           $24,307
Costs of Goods Sold ........................            22,199            17,163
                                                       -------            ------
Gross Profit ...............................             9,674             7,144
Selling, general and administrative ........             4,666             4,343
                                                       -------            ------
Operating income ...........................             5,008             2,801
Interest expense ...........................             2,310             2,410
Other  expense .............................                76                40
                                                       -------            ------
Income before income taxes .................             2,622               351
Income tax provision .......................             1,180               158
                                                       -------            ------
Net income .................................           $ 1,442           $   193
                                                       -------            ------
                                                       -------            ------


Sales. Pro forma sales would have increased by $7.6 million, or 31.1%, in the pro forma year ended December 31, 1997 over the pro forma year ended December 31, 1996. The increase in sales was primarily attributable to increases in commercial aircraft production by Boeing, strong spare parts demand and the acceleration of the production schedule for the C-17 program which impacted Bandy's business. In addition, Paragon experienced increases in spacecraft and prototype work due to continuing strong demand for space shuttle parts.

Gross Profit. Pro forma gross profit would have increased by $2.5 million, or 35.4%, in the pro forma year ended December 31, 1997 over the pro forma year ended December 31, 1996. Pro forma gross profit margin would have increased to 30.4% in the pro forma year ended December 31, 1997 from 29.4% in the pro forma year ended December 31, 1996. Pro forma gross profit and gross profit margin benefited from increased manufacturing and laboratory operating efficiencies due to the overall increased volume and the expansion of manufacturing capacities and capabilities through the purchase of additional machinery and equipment at both Paragon and Bandy. These benefits were partially offset by increased outsourcing necessitated by capacity constraints and raw material price increases on aluminum extrusions at Bandy.

Selling, General and Administrative Expenses. The increase in pro forma selling, general and administrative expenses is primarily due to providing additional administrative personnel to support the increased sales volume offset partially by lower employee benefit costs in 1997 over 1996 when two deferred compensation plans were established.

HISTORICAL - PREDECESSOR

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

The following table summarizes unaudited historical results of operations of the predecessor for the six months ended June 30, 1997 and 1996.


(DOLLARS IN THOUSANDS)                                        SIX MONTHS
                                                             ENDED JUNE 30,
                                                     -----------------------------
                                                        1997               1996
                                                        ----               ----
STATEMENT OF OPERATIONS DATA:
Sales ......................................           $14,296           $11,650
Costs of goods sold ........................            10,140             8,291
                                                       -------            ------
Gross profit ...............................             4,156             3,359
Selling, general and administrative ........             1,798             1,803
                                                       -------            ------
Operating income ...........................             2,358             1,556
Interest expense ...........................               376               442
Other expense ..............................                98                24
                                                       -------            ------
Income before income taxes .................             1,884             1,090
Income tax provision .......................               754               436
                                                       -------            ------
Net income .................................           $ 1,130           $   654
                                                       -------            ------
                                                       -------            ------


Sales. Sales increased by $2,646,000, or 22.7%, in the six months ended June 30, 1997 over the comparable period in the prior year. The increase in sales was primarily attributable to increases in commercial aircraft production by Boeing, strong spare parts demand and the acceleration of the production schedule for the C-17 program which impacted Bandy's business. In addition, Paragon experienced increases in spacecraft and prototype work due to continuing strong demand for space shuttle parts.

Gross Profit. Gross profit increased by $797,400, or 23.7% in the six months ended June 30, 1997 over the comparable period in the prior year. Gross profit margin increased to 29.1% in the six months ended June 30, 1997 from 28.8% in 1996. The increase in gross profit was primarily the result of increased sales. Gross margin benefited from an improvement in plant utilization and production efficiencies at Bandy due to the installation of new Fadal milling machines. These benefits were almost entirely offset by increased outsourcing necessitated by capacity constraints and raw material price increases on aluminum extrusions.

Selling, General and Administrative. Selling, general and administrative expenses were essentially flat between the six months ended June 30, 1997 and comparable period in the prior year. As a percentage of sales, selling, general and administrative expenses decreased from 15.5% in the six months ended June 30, 1996, to 12.6% comparable period in 1997 because the increased sales volume and improved plant utilization did not require a comparable increase in selling or administrative expenses. Additionally, employee benefit costs were reduced from the levels in the comparable period in the prior year when two deferred compensation plans were established.

Interest Expense. Interest expense decreased by $66,700, or 15.1%, in the six months ended June 30, 1997 over the comparable period in the prior year. The decrease in interest expense resulted primarily from a reduction of the interest rate from 10.125% to 7.875% on a building mortgage and lower outstanding debt.

Other Expense. Other expense increased by $75,000 in the six months ended June 30, 1997 over the comparable period in the prior year. The increase was primarily attributable to expenses related to the Kleinert Acquisition and a vending machine contract dispute settlement.

Provision for Taxes. The effective income tax rate was 40.0%, for both the six months ended June 30, 1997 and the six months ended June 30, 1996.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

Sales. The Company's sales increased by $3.3 million, or 15.5%, in 1996 over 1995. The increase in sales was primarily attributable to the resurgence of new orders as a result of increases in aircraft production in commercial and military aircraft markets, offset partially by $1.0 million in lower sales resulting from a reduction in volume in Paragon's Titan program, which is in the latter stages of its product life cycle.

Gross Profit. The Company's gross profit increased by $974,500, or 16.3%, in 1996 over 1995. Gross profit margin increased to 28.6% in 1996 from 28.3% in 1995. The increase in gross profit was primarily the result of increased sales. The slight improvement in gross margin was due primarily to longer production runs and improved plant capacity utilization, which was almost entirely offset by lower margins on a new power actuation contract, industry-wide pricing pressures and lower volume on Paragon's higher margin Titan program.

Selling, General and Administrative. Selling, general and administrative expenses increased by $330,700, or 10.0%, in 1996 over 1995. As a percentage of sales, selling, general and administrative expenses decreased from 15.7% in 1995, to 14.9% in 1996 because the increased sales volume and improved plant utilization did not require a comparable increase in selling or administrative expenses. Additional administrative costs, however, were incurred in establishing two deferred compensation plans.

Amortization of Intangible Assets. Amortization expense relating to intangible assets decreased by $251,000, or 88.9%, in 1996 from 1995. The decrease in amortization expense relating to intangible assets was due to the expiration of a non-compete agreement during 1995.

Interest Expense. Interest expense decreased by $178,600, or 17.3%, in 1996 from 1995. The decrease in interest expense resulted primarily from a reduction of the mortgage interest rate on a building and lower outstanding debt.

Income Tax Provision. The effective income tax rate was 39.7% and 40.0%, in 1996 and 1995, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company provided cash from operations of $1,157,900, $479,400, $2,657,000 and $1,866,100 for the six month periods ended December 31, 1997 (successor period) and June 30, 1997 (predecessor period) and for the years ended December 31, 1996 and 1995, respectively. Cash flows over the periods presented reflect a consistent increase in earnings offset, in part, by a gradual buildup of inventories supporting the growing level of sales.

The Company used cash flows in investing activities, excluding cash flows used in connection with the Kleinert Acquisition, of $1,232,700, $835,000, $1,048,000, and $634,100 for the six month periods ended December 31, 1997 (successor period) and June 30, 1997 (predecessor period) and for the years ended December 31, 1996 and 1995, respectively. Cash flows utilized over the periods presented were primarily supporting investments in machinery to accommodate a rising level of production orders resulting from increasing levels of aircraft manufacturing activity.

The Company used (provided) cash in financing activities, excluding net cash provided in connection with the Kleinert Acquisition, of ($607,800), ($271,600), $1,406,600, $1,431,900 for the six month periods ended December 31, 1997 (successor period) and June 30, 1997 (predecessor period) and for the years ended December 31, 1996 and 1995, respectively. During 1995 and 1996, the Company repaid outstanding long term indebtedness in excess of $2,000,000 per annum, offset by a consistent level of borrowings of approximately $750,000 per annum under existing lines of credit primarily for the purpose of building inventories to support the growing levels of new aircraft production and replacement parts requirements.

On July 1, 1997, the Company, through a wholly-owned subsidiary, acquired all of the issued and outstanding capital stock of Kleinert for approximately $26.5 million (including the assumption of approximately $2.7 million of indebtedness and the issuance to the seller of a note for $1.75 million). The acquisition was financed in part from new borrowings totaling $19.3 million and the issuance of common and preferred stock totaling $4.75 million.

On October 31, 1997, Stellex paid, on behalf of the Company, certain debt consisting of (i) a $16.0 million term note payable issued in connection with the Kleinert Acquisition, (ii) a $2.5 million promissory note also issued in connection with the Kleinert Acquisition and (iii) approximately $1.2 million of revolving credit borrowings under a credit facility. In return for paying off the debt, the Company issued a note payable to Stellex in the principal amount of $20.943 million, bearing interest at 9.5% per annum, which included a $1.0 million non-cash allocation of financing costs incurred by Stellex and capitalized by the Company. Such costs, which were allocated to the Company, were incurred by Stellex in connection with the issuance and registration of $100.0 million aggregate principal amount of 9-1/2% Senior Subordinated Notes due 2007 and the refinancing of Stellex's senior debt with a new credit facility at Stellex consisting of a $25.0 million revolving credit facility and a $25.0 million acquisition facility. Available borrowing rates under these facilities are equal to (i) the Eurodollar Rate (as defined therein) plus 2% or Societe Generale's base rate plus 1% in the case of the revolving credit facility and
(ii) the Eurodollar Rate plus 2.25% or Societe Generale's base rate plus 1.25% in the case of the borrowings under the acquisition facility. These financing transactions at Stellex were consummated in connection with the restructuring of Stellex to accommodate the acquisition of Stellex Microwave in October of 1997.

The Company believes that based on its current level of operations and anticipated growth, its cash flow from operations, together with borrowings available under Stellex's new credit facilities, will be adequate to meet its anticipated requirements for working capital, capital expenditures, interest payments and any scheduled principal payments in the foreseeable future.

INFLATION AND CHANGING PRICES

Inflation has not been material to the Company's operations for the periods presented.

BACKLOG

The Company's backlog of orders as of December 31, 1997 and December 31, 1996 was $22.1 million and $15.8 million, respectively. Approximately 32% of 1997 backlog relates to products for the defense industry. The Company includes in its backlog only those orders for which it has accepted purchase orders. However, backlog is not necessarily indicative of future sales. A substantial amount of the company's backlog can be canceled at any time without penalty, except in most cases, for the recovery of the Company's actual committed costs and profit on work performed up to the date of cancellation.

ENVIRONMENTAL MATTERS

The Company and its operations are subject to extensive federal, state, and local Environmental Laws that may change frequently. The Company can be expected to incur capital and operating expenses to maintain compliance with and to meet new applicable Environmental Laws. Based upon the underlying facts giving rise to its environmental regulatory obligations and technical reports prepared on the Company's facilities, the Company does not anticipate that any such capital or operating expenses will have a material adverse effect on the Company's results of operations. There can be no assurance, however, that unanticipated, future Environmental Laws or previously unidentified environmental conditions will not result in a material adverse effect on the Company's financial position or results of operations or in the Company having to incur material capital or operating expenses.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". The standard establishes guidelines for the reporting and display of comprehensive income and its components in financial statements. Disclosure of comprehensive income and its components will be required beginning with the Company's fiscal year ending 1998.

Also in June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." The standard requires that companies disclose "operating segments" based on the way management disaggregates the company for making internal operating decisions. The new rules will be effective for the Company's 1998 fiscal year end. The Company has not evaluated the impact, if any, of the new standard.

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which standardizes the disclosure requirement for pensions and other postretirement benefits. The implementation of SFAS No. 132 is not expected to have an impact on the Company's financial statements. The standard will be effective for the Company for the year ended December 31, 1998.

THE YEAR 2000 ISSUE

The Year 2000 problem concerns the inability of information systems to recognize properly and process date-sensitive information beyond January 1, 2000. Each of the Company's operating subsidiaries faces unique issues in its identification and resolution of problems related to the Year 2000.

State of readiness: In November 1997, the Company initiated an assessment of the impact of the Year 2000 issue on its internal operations and began the development of a plan to bring all of its computer systems into compliance. This focus has been on all systems potentially impacted by the Year 2000 issue, including information technology ("IT") systems and non-IT systems. At the present time, management is in the process of finalizing a new system installation at Bandy which is Year 2000 compliant, and has completed its review of Year 2000 readiness of other internal IT systems at Paragon, SEAL, GIL and the corporate offices. The Company is in the process of completing its assessment of the impact of Year 2000 on its non-IT systems, products and significant vendors and customers. The initial assessment indicates that the Year 2000 should not significantly affect these areas.

Costs to address Year 2000 issues: To date costs to implement and the timeframe contemplated by management to be Year 2000 compliant are based on management's best estimates. Cumulative costs to date have been insignificant. Estimated costs to complete the process are not expected to have a material impact on the Company's future financial results.

Risks associated with Year 2000 issue: The Company believes there is low risk of any internal critical system, embedded system, or other critical asset not being Year 2000-ready by the end of 1999. The Company continues to assess its risk exposure attributable to external factors, suppliers and customers. With respect to outside parties, those parties who have been contacted have indicated that their hardware, software and related non-IT systems are currently or will be Year 2000 complaint within the 1999 calendar year. Evaluations of these issues are continuing and there can be no assurance that additional issues, not presently known to the Company, will be discovered which could present a material risk of disruption to the Company's operations. Such disruptions could result in delays in the delivery or sale of products. Contingency plans for suppliers, customers and mission critical systems impacted by Year 2000 issues are currently under development and are expected to be completed in the first quarter of 1999.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that any forward-looking statements, including statements regarding the intent, belief, or current expectations of the Company or its management, are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those in forward-looking statements as a result of various factors including, but not limited to: (i) general economic conditions in the markets in which the Company operates, (ii) cancellation of specific aircraft programs due to defense spending or general budgetary constraints or poor customer demand, (iii) success in hiring and retaining key management and technical personnel.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary financial information that are required to be included pursuant to this Item 8 are listed in Item 14 of this Report under the caption "(a)1." and follow Item 14. The financial statements and supplementary financial information specifically referenced in such list are incorporated in this Item 8 by reference.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

On December 2, 1998, the Board of Directors of Stellex Industries, Inc. and subsidiaries resolved to (i) engage Deloitte & Touche LLP as the independent accountants for all of Stellex Industries, Inc. and subsidiaries for the year ended December 31, 1998 and (ii) dismiss PricewaterhouseCoopers as independent accountants of the Company. There were no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures. Refer to Form 8-K dated December 2, 1998, as filed by Stellex Industries, Inc. with the Securities and Exchange Commission on December 8, 1998 and Exhibit 16 thereto.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES

The following table sets forth information with respect to the directors, executive officers and other key employees of the Company. All directors and officers of the Company hold office until the annual meeting of stockholders next following their election, or until their successors are elected and qualified.

NAME                                        AGE  POSITION
----                                        ---  --------
Richard L. Kramer........................    49  Chairman of the Board of Directors, Director, and
                                                 Secretary of KII Holding Corp.
William L. Remley........................    48  Vice Chairman, Director and Treasurer of KII Holding
                                                 Corp.
Bradley C. Call..........................    55  President and Director of KII Holding Corp.
Julius E. Hodge..........................    48  Chief Financial Officer of KII Holding Corp.
Lawrence R. Smith........................    53  President of Paragon Precision Products
John Barriatua...........................    63  President of General Inspection Laboratories, Inc.
Roland H. Marti..........................    53  President of Scanning Electron Analysis Laboratories, Inc.
Arun Kumar...............................    51  Vice President and General Manager of Scanning Electron
                                                 Analysis Laboratories, Inc.
Thomas B. Fulton.........................    50  President of Bandy Machining International


Richard L. Kramer became the Chairman of the Board of Directors and a director of the Company in September 1997, shortly after its formation. Mr. Kramer is also Chairman and a director of Mentmore Holdings Corporation, Stellex Industries, Inc., Texfi Industries Inc., a textile and apparel manufacturing firm, CPT Holdings. Inc., a manufacturer of specialty structural steel profiles, Weldotron Corporation, a packaging equipment manufacturer, Orion Acquisition Corp. II, an investment company, MC Equities, Inc., an insurance holding company, Precise Technology, Inc., a full-service, custom injection molder of precision plastic products, and Republic Properties Corporation. Mr. Kramer is a director of J&L Structural, Inc., Precise Holding Corporation, Trinity Investment Corp. and Sunderland Industrial Holdings Corporation.

William L. Remley became the Vice Chairman, Treasurer and a director of the Company in September 1997, shortly after its formation. Mr. Remley is also President, Chief Executive Officer and a director of Mentmore Holdings Corporation, Stellex Industries, Inc. and Weldotron Corporation, Vice-Chairman, Chief Executive Officer and a director of Texfi Industries Inc., President and a director of CPT Holdings Inc., Orion Acquisition Corp. II and MC Equities, Inc. and Vice Chairman, Treasurer and a director of Precise Technology, Inc., a full-service, custom injection molder of precision plastic products. Mr. Remley is a director of J&L Structural, Inc., Republic Properties Corporation, Precise Holding Corporation, Trinity Investment Corp. and Sunderland Industrial Holdings Corporation.

Bradley C. Call became the President and Chief Executive Officer of the Company and Stellex Aerospace in July 1997. Prior to joining the Company, Mr. Call was employed by Kleinert as Chairman, President and Chief Executive Officer from September 1988 until the consummation of the Kleinert Acquisition in July 1997. Mr. Call has also held the position of President of Bandy from January 1994 until November 1997. Mr. Call is a director of Unihealth and Pacificare Health Systems.

Julius E. Hodge became the Chief Financial Officer of the Company and Stellex Aerospace in July 1997. Prior to joining the Company, Mr. Hodge was employed by Kleinert as Chief Financial Officer from May 1989 until the consummation of the Kleinert Acquisition in July 1997.

Lawrence R. Smith has held the position of President of Paragon since November 1990. Prior to this time, Mr. Smith was employed by Rogerson Kratos, Inc. as President from April 1985 until June 1990.

John Barriatua has held the position of President of GIL since June 1985. Prior to this time, Mr. Barriatua was employed by GIL for 26 years in a variety of positions.

Roland H. Marti has held the position of President of SEAL since February 1989. Prior to this time, Mr. Marti was employed by Kevex Instruments as Director of Sales from 1984 until 1989, Director, Western Area for Princeton Gamma-Tech from 1983 until 1984 and Worldwide Sales Manager for Bausch & Lomb from 1980 until 1983.

Arun Kumar has held the position of Vice President and General Manager of SEAL since February 1989. Prior to this time, Mr. Kumar was employed by SEAL as Manager of Metallurgical Services from 1980 until 1989.

Thomas B. Fulton has held the position of President of Bandy since November 1997. Prior to joining Bandy, Mr. Fulton was employed by Kaiser Compositek from April 1995 until November 1997, and served as its President since January 1996. Prior to this time, Mr. Fulton was employed by Kade Composites from July 1986 until April 1995, and served as its President from February 1988 until April 1995.

DIRECTORS

Messrs. Kramer and Remley are non-employee directors and Mr. Call is an employee director of the Company. They do not receive compensation for acting in such capacity other than reimbursement for out-of-pocket expenses incurred to attend meetings of the Board of Directors and visit the Company's offices or other locations on behalf of the Company for any special purpose.

Messrs. Kramer and Remley are the sole executive officers and directors of Mentmore Holdings Corporation, which provides management services to the Company. See Part III, Item 13. "Certain Relationships and Related Transactions--Management Agreement with Mentmore."

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

The following table sets forth the compensation paid by the Company to (i) the Company's current Chief Executive Officer and (ii) the four next most highly compensated individuals serving as executive officers of the Company whose annual compensation exceeded $100,000 in 1997.

                           SUMMARY COMPENSATION TABLE


                                                                             ANNUAL COMPENSATION
                                                                                                  OTHER                 ALL
                                                                                                  ANNUAL               OTHER
                                                                SALARY              BONUS       COMPENSATION        COMPENSATION
NAME AND PRINCIPAL POSITION                    YEAR              ($)                 ($)            ($)                 ($)

Bradley C. Call,                                1997            222,784             80,000            __            739,276(b)
  President of KII Holding Corp. (a)

Roland H. Marti,                                1997            124,538             14,797            __             93,280(d)
  President of Scanning Electron
  Analysis Laboratories, Inc. (c)

Lawrence R. Smith,                              1997            114,950             19,862            __            239,306(f)
  President of Paragon Precision
  Products (e)

John Barriatua,                                 1997            109,692             16,052            __            123,727(h)
  President of General Inspection
  Laboratories (g)

Julius E. Hodge,                                1997             93,993             19,980            __            238,922(j)
  Chief Financial Officer of KII
  Holding Corp. (i)


(a) Mr. Call was employed from January 1, 1997 to July 1, 1997 as Chairman, President and Chief Executive Officer of Kleinert (predecessor to Stellex), and $108,675 of the salary presented relates to such employment. Mr. Call was employed from July 1, 1997 to December 31, 1997 as President and Chief Executive Officer of Stellex Aerospace, and $114,109 of the salary presented relates to such employment.

(b) Mr. Call received $730,132 from Kleinert Industries, Inc. in connection with the consummation of the Kleinert Acquisition. See Part III, Item 13. "Certain Relationships and Related Transactions--The Kleinert Acquisition." All other compensation also includes 401(k) employer Contributions of $4,800 and term life insurance premiums of $4,344. Fifty percent of each of such amounts relate on a pro rata basis to each of the periods of Mr. Call's employment described in footnote (a) above.

(c) Mr. Marti was employed from January 1, 1997 to July 1, 1997 as President of Scanning Electron Analysis Laboratories, Inc. (a wholly owned subsidiary of Kleinert Industries, Inc.) and $60,750 of the salary presented relates to such employment. Mr. Marti was employed from July 1, 1997 to December 31, 1997 as President of Scanning Electron Analysis Laboratories, Inc. (a wholly owned subsidiary of Stellex Aerospace) and $63,788 of the salary presented relates to such employment.

(d) Mr. Marti received $87,616 from Kleinert Industries, Inc. in connection with the consummation of the Kleinert Acquisition. See Part III, Item 13. "Certain Relationships and Related Transactions -- The Kleinert Acquisition." All other compensation also includes 401(k) employer contribution of $4,800 and term life insurance premiums of $864. Fifty percent of each of such amounts relate on a pro rata basis to each of the periods of Mr. Marti's employment described in footnote (c) above.

(e) Mr. Smith was employed from January 1, 1997 to July 1, 1997 as President of Paragon Precision Products (a wholly owned subsidiary of Kleinert Industries, Inc.) and $55,000 of the salary presented relates to such employment. Mr. Smith was employed from July 1, 1997 to December 31, 1997 as President of Paragon Precision Products (a wholly owned subsidiary of Stellex Aerospace) and $59,950 of the salary presented relates to such employment.

(f) Mr. Smith received $233,642 from Kleinert Industries, Inc. in connection with the consummation of the Kleinert Acquisition. See Part III, Item 13. "Certain Relationships and Related Transactions -- The Kleinert Acquisition." All other compensation also includes 401(k) employer contribution of $4,800 and term life insurance premiums of $864. Fifty percent of each of such amounts relate on a pro rata basis to each of the periods of Mr. Smith's employment described in footnote (e) above.

(g) Mr. Barriatua was employed from January 1, 1997 to July 1, 1997 as President of General Inspection Laboratories, Inc. (a wholly owned subsidiary of Kleinert Industries, Inc.) and $53,508 of the salary presented relates to such employment. Mr. Barriatua was employed from July 1, 1997 to December 31, 1997 as President of Paragon Precision Products (a wholly owned subsidiary of Stellex Aerospace) and $56,184 of the salary presented relates to such employment.

(h) Mr. Barriatua received $116,821 from Kleinert Industries, Inc. in connection with the consummation of the Kleinert Acquisition. See Part III, Item 13. "Certain Relationships and Related Transactions -- The Kleinert Acquisition." All other compensation also includes 401(k) employer contribution of $4,800 and term life insurance premiums of $2,106. Fifty percent of each of such amounts relate on a pro rata basis to each of the periods of Mr. Barriatua's employment described in footnote (g) above.

(i) Mr. Hodge was employed from January 1, 1997 to July 1, 1997 as Chief Financial Officer of Kleinert Industries, Inc. and $45,850 of the salary presented relates to such employment. Mr. Hodge was employed from July 1, 1997 to December 31, 1997 as Chief Financial Officer of KII Holding Corporation and $48,143 of the salary presented relates to such employment. 1997 bonus paid in the amount of $19,980 (accrued in 1996) relates to operating performance achieved in 1996.

(j) Mr. Hodge received $233,642 from Kleinert Industries, Inc. in connection with the consummation of the Kleinert Acquisition. See Part III, Item 13. "Certain Relationships and Related Transactions -- The Kleinert Acquisition." All other compensation also includes 401(k) employer contribution of $4,800 and term life insurance premiums of $480. Fifty percent of each of such amounts relate on a pro rata basis to each of the periods of Mr. Hodge's employment described in footnote (i) above.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The following table sets forth information concerning the beneficial ownership of the Company's Common Stock as of January 1, 1999 by (i) each person known to the Company to own beneficially more than 5% of the Company's outstanding Common Stock, (ii) by each director, executive officer and key employee of the Company and (iii) all such directors, executive officers and key employees as a group. All shares are owned with sole voting and investment power, unless otherwise indicated.


    BENEFICIAL OWNER                                         SHARES    %
    ----------------                                         ------  -------
    Stellex Industries, Inc. (a)                             8,010.0     80.1
    Richard L. Kramer (a)                                    7,144.9     71.4
    William L. Remley (a)                                    7,937.9     79.4
    Bradley C. Call                                            995.0      9.9
    Roland H. Marti                                            119.4      1.2
    Lawrence R. Smith                                          318.4      3.2
    John Barriatua                                             159.2      1.6
    Julius E. Hodge                                            318.4      3.2
    Arun Kumar                                                  79.6      0.8
    Thomas B. Fulton                                             -        -
    Total Executive Officers and Directors as a Group         10,000   100.0


(a) The beneficial ownership of Stellex Industries, Inc. is comprised of an 89.2% ownership by Cottingham Trust (1996) ("Cottingham") and 9.9% ownership by Askrigg Trust (1996) ("Askrigg").

     Cottingham's beneficial ownership of Stellex Industries, Inc. is comprised of 892 shares. The pool of contingent beneficiaries is comprised of Richard
     L. Kramer and certain members of his family. The trustees of Cottingham are Alhambra Holdings (Trustees) Inc. ("Alhambra") and William L. Remley. All powers with respect to investment or voting of securities owned by Cottingham are exercisable by Mr. Remley. All powers with respect to selection and removal of the beneficiaries of Cottingham are exercisable by Alhambra. The administrative office address of Cottingham and Alhambra is 2 Alhambra Plaza, Suite 1202, Coral Gables, FL 33134.

     Askrigg's beneficial ownership of Stellex Industries, Inc. is comprised of 99 shares. The pool of contingent beneficiaries is comprised of William L. Remley and certain members of his family. The trustees of Askrigg are Richard L. Kramer and Gary R. Siegel. All powers with respect to investment or voting of securities owned by Askrigg are exercisable by Mr. Siegel. All powers with respect to selection and removal of the beneficiaries of Askrigg are exercisable by Mr. Kramer. The administrative office address of Askrigg is 201 Crandon Blvd., Apt 643, Key Biscayne, FL 33129, and an address of Mr. Siegel is c/o Mentmore Holdings Corporation, 1430 Broadway, 13th floor, New York, NY 10018-3308.

     Mr. Kramer, the Chairman of the Board of Directors and a director of Stellex Industries, Inc. and KII Holding Corp and subsidiaries, and Mr. Remley, Vice Chairman, Chief Executive Officer and a director of Stellex Industries, Inc. and director of KII Holding Corp. and subsidiaries, are the sole executive officers of Mentmore, which provides management services to the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

THE KLEINERT ACQUISITION

On July 1, 1997, KII Acquisition Corp. ("Acquisition Corp."), acquired all of the issued and outstanding capital stock of Kleinert (currently known as Stellex Aerospace) from Kleinert Industries Holding AG (the "Seller"), for a purchase price of approximately $26.5 million (including the assumption of $2.6 million of indebtedness and the issuance by Acquisition Corp. to the Seller of a promissory note (the "Kleinert Seller Note") in the principal amount of $1,750,000). The Kleinert Seller Note matures on July 1, 1999 and bears interest at a rate of 8%. The Kleinert Seller Note is guaranteed by KII Holding Corp. and each of its subsidiaries.

The Stock Purchase Agreement entered into in connection with the Kleinert Acquisition (the "Kleinert Stock Purchase Agreement") contains representations and warranties typical of agreements of like nature, including, without limitation, those relating to corporate organization and authorization, good title to Kleinert's capital stock, violations of law and defaults under material contracts, third party consents, Kleinert's financial statements, tax, environmental and intellectual property matters, the absence of undisclosed liabilities, title to and condition of assets, litigation, compliance with laws, insurance, employee benefit plans, inventory and required permits and licenses.

Pursuant to the Kleinert Stock Purchase Agreement, the Seller agreed to indemnify Acquisition Corp. for all liabilities and other losses arising from, among other things, any breach of the representations, warranties or covenants of the Seller or Kleinert contained in the Kleinert Stock Purchase Agreement. Indemnification claims must be brought by Acquisition Corp. prior to June 30, 1999, except with respect to breaches of certain representations relating to tax matters, which may be brought any time prior to the applicable statute of limitations. Acquisition Corp. has agreed to indemnify the Seller for all liabilities (including without limitation liabilities for taxes), and other losses arising from, among other things, the operation or conduct of Stellex Aerospace's business after the Closing Date and the breach of any representation, warranty or covenant of Acquisition Corp. contained in the Kleinert Stock Purchase Agreement. Indemnification claims brought by the Seller generally must be made prior to June 30, 1999. With certain limited exceptions (e.g., fraud), neither the Seller nor Acquisition Corp. is required to indemnify any other person unless the aggregate of all amounts for which indemnity would otherwise be payable exceeds $100,000 (the "Basket Amount") and, in such event, the indemnifying party shall be responsible for all Indemnified Losses, including those comprising the Basket Amount. In addition, the indemnification obligations of each Acquisition Corp. and the Seller are generally limited to a maximum of $1,750,000. Pursuant to the Kleinert Seller Note, and subject to certain conditions and procedures, Acquisition Corp. may offset amounts due under the Kleinert Seller Note by indemnification claims and other amounts owing by the Seller to Acquisition Corp. under the Kleinert Stock Purchase Agreement.

Pursuant to an Agreement entered into in connection with the Kleinert Acquisition (the "Stellex Aerospace Investor Agreement"), six senior members of Stellex Aerospace's management team (the "Buyers," and together with a member of management who received SARs as described below, the "Management Members") purchased 19.9% of the issued and outstanding shares of KII Holding Corp., the parent holding company of Stellex Aerospace, for approximately $800,000. In addition, an entity beneficially owned by trusts established for the benefit of Messrs. Kramer and Remley and certain members of their families purchased KII Holding's remaining common stock for approximately $3.1 million and 84 shares of KII Holding's Series A Preferred Stock, having a stated value of $10,000 per share (the "Series A Preferred Stock"), for $840,000. Pursuant to the Stellex Aerospace Investor Agreement, the Buyers also agreed to purchase shares of KII Holding's Series B Preferred Stock with the net bonus payments received by the Buyers under their respective participation plan agreements with the Seller.

Pursuant to the Stellex Aerospace Investor Agreement, KII Holding granted SARs to certain Management Members. KII Holding has the right to redeem (the "Redemption Right") all, but not less than all, of any common stock held by any Management Member and to cause a liquidation and termination of any SAR held by him to KII Holding upon the occurrence of certain events, including the death, disability or termination of the Management Member, and for any reason after July 1, 2002. Moreover, the Stellex Aerospace Investor Agreement gives each Management Member the right to cause KII Holding to purchase all, but not less than all, of any common stock of KII Holding held by him and/or to cause KII Holding to liquidate and terminate any SARs held by him (hereinafter referred to as the "Put Right") upon the occurrence of certain events, including such Management Member's death, disability, termination Without Cause (as defined in the Stellex Aerospace Investor Agreement) or scheduled retirement, and for any reason after July 1, 2002. The applicable purchase price to be received by a Management Member upon the exercise of a Redemption Right or Put Right is based upon a formula set forth in the Stellex Aerospace Investor Agreement. To the extent KII Holding is prohibited under the terms of its existing indebtedness from making payment to any Management Member for any shares of its common stock or vested SARs purchased or liquidated pursuant to the Stellex Aerospace Investor Agreement, then it is required to issue a promissory note to such Management Member for the amount owing. Such note shall be payable when and to the extent KII Holding is permitted to make such payment and bear interest at a rate of 10% per annum. Such note shall also be unsecured and subordinated to all other indebtedness of KII Holding, including KII Holding's Guarantee of the Notes.

The Stellex Aerospace Investor Agreement further provides that subsequent to the closing of the Kleinert Acquisition, each Management Member will enter into a five year employment agreement with KII Holding or one of its subsidiaries. The Company engaged an employee benefits firm to advise it in structuring its overall compensation program and to implementing such program and entered into the employment agreements with the Management Members.

The foregoing summary of the material terms of the Kleinert Stock Purchase Agreement, the Stellex Aerospace Investor Agreement and related matters does not purport to be complete and is subject to, and is qualified in its entirety by reference to, all of the provisions of the Kleinert Stock Purchase Agreement and the Stellex Aerospace Investor Agreement, including the definitions of certain terms therein and exhibits and schedules thereto.

TRINITY NOTE

In connection with the Kleinert Acquisition, KII Holding issued a promissory note (the "Trinity Note") in the principal amount of $2,500,000 to Trinity Investment Corp. ("Trinity"). Richard L. Kramer and William L. Remley are executive officers and directors of Trinity, which is a subsidiary of entities owned by trusts established for the benefit of certain relatives of Messrs. Kramer and Remley. The outstanding principal and accrued interest on the note was repaid with a portion of the proceeds of the Offering.

MANAGEMENT AGREEMENT WITH MENTMORE

Mentmore provides management services to the Company pursuant to the Amended and Restated Management Advisory Services Agreement effective as of November 1, 1997 (the "Management Agreement"), between Stellex Industries, Inc. and subsidiaries (including KII Holding Corp.) and Mentmore. Pursuant to the Management Agreement, Mentmore provides general management, advisory, consulting and other services with respect to the Company's business, including, without limitation, strategic planning, financial planning, accounting and financial reporting, consulting and assistance with respect to traditional treasury functions, general business development services, and oversight and review of tax preparation, planning and audits. Under the terms of the Management Agreement, Mentmore receives customary indemnification, reimbursement of certain costs and an annual management fee of $750,000 from Stellex Industries, Inc. (which allocates such fee to KII Holding Corp.), which is payable monthly, plus, after the first anniversary of the consummation of the Offering, the amount by which 1% of the Company's total consolidated sales in any fiscal year exceeds such fee. The Management Agreement has a term of 10 years and is automatically extended for one additional year as of December 31 of each year during the term of the agreement unless either party shall have previously notified the other in writing on or before September 30 of its desire not to further extend the term. In addition, Mentmore may terminate the Management Agreement at any time upon 90 days prior written notice to the other parties thereto, and such parties may terminate the Management Agreement "for cause" (as defined in the Management Agreement). The sole executive officers and directors of Mentmore are Richard L. Kramer and William L. Remley.

In connection with the Kleinert Acquisition, Mentmore received investment banking fees of $450,000, and reimbursement for certain expenses. In addition, Michael D. Schenker Co. L.P.A., whose principal is an officer of Mentmore, received customary fees in connection with services rendered in connection with the transaction.

TAX SHARING AGREEMENT

The Company's liability for taxes will be determined based upon a tax sharing agreement (the "Tax Sharing Agreement") entered into among Stellex Industries, Inc. and its subsidiaries. Under the Tax Sharing Agreement, the subsidiaries are generally responsible for federal taxes based upon the amount that would be due if the subsidiaries filed federal tax returns as a separate affiliated group of corporations rather than as part of Stellex Industries, Inc.'s consolidated federal tax returns. The combined state tax liabilities are allocated to the subsidiaries based on similar principles.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K

(a) List of documents filed as part of this Report:

1. The financial statements listed on page F-1 are filed as part of this Report

2. Financial Statement Schedules:

     All schedules are omitted because they are not applicable, not required or the information is included elsewhere in the Consolidated Financial Statements or Notes thereto.

3.   List of Exhibits:


EXHIBIT
NUMBER      DESCRIPTION
-------     -----------
*3.1     -- Certificate of Incorporation of KII Holding Corp.
*3.2     -- Bylaws of KII Holding Corp.
*3.3     -- Certificate of Incorporation of KII Acquisition Corp.
*3.4     -- Bylaws of KII Acquisition Corp.
*3.5     -- Articles of Incorporation of Stellex Aerospace.
*3.6     -- Bylaws of Stellex Aerospace.
*3.7     -- Articles of Incorporation of Bandy Machining International.
*3.8     -- Bylaws of Bandy Machining International.
*3.9     -- Articles of Incorporation of Paragon Precision Products.
*3.10    -- Bylaws of Paragon Precision Products.
*3.11    -- Certificate of Incorporation of Scanning Electron Analysis
            Laboratories, Inc.
*3.12    -- Bylaws of Scanning Electron Analysis Laboratories, Inc.
*3.13    -- Articles of Incorporation of General Inspection Laboratories, Inc.
*3.14    -- Bylaws of General Inspection Laboratories, Inc.
*4.1     -- Purchase Agreement dated as of October 23, 1997, by and among
            Stellex Industries, Inc., TSMD Acquisition Corp., Stellex Microwave
            Systems, Inc., KII Holding Corp., KII Acquisition Corp., Stellex
            Aerospace, Bandy Machining International, Paragon Precision
            Products, Scanning Electron Analysis Laboratories, Inc. and General
            Inspection Laboratories, Inc. and Societe Generale Securities
            Corporation, BT Alex. Brown Incorporated and Jefferies & Company,
            Inc.
*4.2     -- Indenture dated as of October 31, 1997 by and among Stellex
            Industries, Inc., TSMD Acquisition Corp., Stellex Microwave Systems,
            Inc., KII Holding Corp., KII Acquisition Corp., Stellex Aerospace,
            Bandy Machining International, Paragon Precision Products, Scanning
            Electron Analysis Laboratories, Inc. and General Inspection
            Laboratories, Inc. and Marine Midland Bank, as trustee.
*4.3     -- Registration Rights Agreement dated as of October 31, 1997 by and among Stellex Industries, Inc., TSMD Acquisition Corp., Stellex
            Microwave Systems, Inc., KII Holding Corp., KII Acquisition Corp.,
            Stellex Aerospace, Bandy Machining International, Paragon Precision
            Products, Scanning Electron Analysis Laboratories, Inc. and General
            Inspection Laboratories, Inc. and Societe Generale Securities
            Corporation, BT Alex. Brown Incorporated and




*10.1    -- Jefferies & Company, Inc. Credit Agreement dated as of October 31, 1997 by and among Stellex Industries, Inc., TSMD Acquisition Corp., Stellex Microwave
            Systems, Inc., KII Holding Corp., KII Acquisition Corp., Stellex Aerospace,
            Bandy Machining International, Paragon Precision Products, Scanning
            Electron Analysis Laboratories, Inc. and General Inspection
            Laboratories, Inc. and Societe Generale, as Agent.
**10.2   -- Stock Purchase Agreement dated as of May 23, 1997, by and among KII
            Acquisition Corp. and Kleinert Industrie Holding AG.
*10.3    -- Stellex Aerospace Investor Agreement dated as of July 1, 1997, by and among KII Holding Corp. and Greystoke Capital Management Limited
            LDC, and Bradley C. Call, Julius E. Hodge, Lawrence R. Smith, John
            Barriatua, Roland H. Marti, Arun Kumar and Louis A. Brown.
*10.4    -- Promissory Note dated as of July 1, 1997 by KII Acquisition Corp. to
            Kleinert Industrie Holding AG.
*10.5    -- Promissory Note dated September 6, 1991 by Paragon Precision
            Products to Farm Bureau Life Insurance Company.
*10.6    -- Amended and Restated Management Advisory Services Agreement,
            effective as of November 1, 1997, by and between Mentmore Holdings
            Corporation, Stellex Industries, Inc., TSMD Acquisition Corp.,
            Stellex Microwave Systems, Inc., KII Holding Corp., KII Acquisition
            Corp., Stellex Aerospace, Bandy Machining International, Paragon
            Precision Products, Scanning Electron Analysis Laboratories, Inc.
            and General Inspection Laboratories, Inc.
*10.7    -- Tax Allocation and Indemnity Agreement dated as of October 31, 1997, and retroactively applied to the calendar year ended December 31,
            1997, by and among Stellex Industries, Inc., TSMD Acquisition Corp.,
            Stellex Microwave Systems, Inc., KII Holding Corp., KII Acquisition
            Corp., Stellex Aerospace, Bandy Machining International, Paragon
            Precision Products, Scanning Electron Analysis Laboratories, Inc.
            and General Inspection Laboratories, Inc.
*21.1    -- Subsidiaries of the Registrant.
27.1     -- Financial Data Schedule


---------------
   * Filed with Registration Statement No. 333-41939 and incorporated herein by reference.
  ** Confidential treatment requested for a portion of this exhibit previously filed with Registration Statement No. 333-41939 and incorporated herein by reference.

(b) Reports on Form 8-K:

   None.

(c) Exhibits:

   See (a)(3) above for a listing of Exhibits filed as a part of this Report.

(d) Additional Financial Statement Schedules:

   None.

     Supplemental Information to be Furnished With Reports Filed Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

     Neither an annual report covering the Registrant's last fiscal year nor proxy materials with respect to any annual or other meeting of security holders have been sent to security holders.

                        REPORT OF INDEPENDENT ACCOUNTANTS

                                   ----------




To the Board of Directors and Shareholder of KII Holding Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheets of KII Holding Corp. and Subsidiaries (formerly Kleinert Industries, Inc. and Subsidiaries), a majority-owned subsidiary of Stellex Industries, Inc., as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholder's equity, and cash flows for the six months ended December 31, 1997 (successor) and June 30, 1997 (predecessor) and the years ended December 31, 1996 and 1995 (predecessor). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of KII Holding Corp. and Subsidiaries (formerly Kleinert Industries, Inc. and Subsidiaries) as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for the six months ended December 31, 1997 (successor) and June 30, 1997 (predecessor) and the years ended December 31, 1996 and 1995 (predecessor) in conformity with generally accepted accounting principles.

/s/ PricewaterhouseCoopers

Los Angeles, California
March 6, 1998

                       KII HOLDING CORP. AND SUBSIDIARIES
              (FORMERLY KLEINERT INDUSTRIES, INC. AND SUBSIDIARIES)

                           CONSOLIDATED BALANCE SHEETS





                                                                               DECEMBER 31,
                                                                     ----------------------------------
                                                                           1997               1996
                                                                        (SUCCESSOR)      (PREDECESSOR)
                              ASSETS:

Current assets:
   Cash and cash equivalents                                               $ 1,152,200     $   406,000
   Trade accounts receivable, less allowance for doubtful accounts           5,446,700
     ($91,600 and $112,300 in 1997 and 1996, respectively)                                   3,876,000
   Inventories                                                              12,817,100      11,547,700
   Due from Parent                                                                   -          55,600
   Prepaid and other assets                                                    262,300         225,700
   Income taxes receivable                                                     654,400               -
   Deferred income taxes                                                       531,800         486,000
                                                                           -----------     -----------
              Total current assets                                          20,864,500      16,597,000
Property, plant and equipment, net                                          14,458,900      11,165,400
Goodwill, net of accumulated amortization of $262,700 in 1996                        -         986,100
Deferred financing costs, net of accumulated amortization of
  $16,800 in 1997                                                              983,200               -
Other assets                                                                 1,059,100         865,900
                                                                           -----------     -----------
              Total assets                                                 $37,365,700     $29,614,400
                                                                           ===========     ===========

               LIABILITIES AND SHAREHOLDER'S EQUITY:
Current liabilities:
   Bank line of credit                                                               -     $ 4,300,000
   Accounts payable                                                        $ 1,638,400       1,525,000
   Accrued liabilities                                                       2,148,500       1,261,400
   Customer deposits                                                           116,700         177,900
   Preferred dividend payable                                                   42,300               -
   Income taxes payable                                                              -          39,600
   Notes payable, current                                                       62,800       1,558,000
   Obligations under capital leases, current                                    76,900               -
                                                                           -----------     -----------
              Total current liabilities                                      4,085,600       8,861,900
Notes payable, less current portion                                         25,254,200       4,123,900
Obligations under capital leases, less current portion                         370,600               -
Unfunded pension benefits                                                      298,300         307,800
Deferred compensation liability                                              1,405,700       1,291,900
Deferred income taxes                                                        1,693,400         851,300
                                                                           -----------     -----------
              Total liabilities                                             33,107,800      15,436,800
                                                                           -----------     -----------
Equity Put Rights on common stock                                            1,078,100               -
Commitments and contingencies                                                        -               -
Shareholder's equity:
   Common stock, $1,000 par value; 1,000,000 shares authorized,
     10,000 shares issued and outstanding (predecessor)                              -      10,000,000
   Common stock, no par value; 20,000 shares authorized,                     3,131,900               -
     10,000 shares issued and outstanding (successor)
   Series A Preferred Stock, $10,000 stated value; 400 shares                  840,000               -
     authorized, 84 shares issued and outstanding (successor
   Series B Preferred Stock, $10,000 stated value; 75 shares                         -               -
     Authorized, none issued and outstanding (successor)
   Undesignated Preferred Stock, $10,000 stated value; 25 shares                                     -
     Authorized, none issued and outstanding (successor)                             -
   Additional paid-in capital (predecessor)                                          -       1,952,700
   (Accumulated deficit) retained earnings                                    (792,100)      2,224,900
                                                                           -----------     -----------
              Total shareholder's equity                                     3,179,800      14,177,600
                                                                           -----------     -----------
              Total liabilities and shareholder's equity                   $37,365,700     $29,614,400
                                                                           ===========     ===========

 The accompanying notes are an integral part of these consolidated financial statements

                       KII HOLDING CORP. AND SUBSIDIARIES
              (FORMERLY KLEINERT INDUSTRIES, INC. AND SUBSIDIARIES)

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                           FOR THE SIX                    FOR THE YEAR     FOR THE YEAR
                                           MONTHS ENDED    FOR THE SIX        ENDED           ENDED
                                           DECEMBER 31,   MONTHS ENDED    DECEMBER 31,     DECEMBER 31,
                                               1997       JUNE 30, 1997       1996             1995
                                               ----       -------------       ----             ----
                                            (SUCCESSOR)   (PREDECESSOR)   (PREDECESSOR)   (PREDECESSOR)
Sales                                         $17,576,800    $14,296,000      $24,306,900     $21,049,100
Cost of sales                                  13,644,100     10,139,600       17,366,800      15,083,500
                                               ----------     ----------       ----------      ----------
Gross profit                                    3,932,700      4,156,400        6,940,100       5,965,600
                                                ---------      ---------        ---------       ---------
Operating expenses:
Selling and marketing                             532,500        429,800          836,300         744,300
General and administrative                      2,544,100      1,353,300        2,792,900       2,554,200
Amortization of non-compete covenants,
 goodwill, deferred financing costs and
 organization costs                                70,200         15,600           31,200         282,200
                                                ---------      ---------        ---------       ---------
Total operating costs                           3,146,800      1,798,700        3,660,400       3,580,700
                                                ---------      ---------        ---------       ---------

Income from operations                            785,900      2,357,700        3,279,700       2,384,900
                                                ---------      ---------        ---------       ---------

Other (income) expense:
        Interest income                            (6,200)        (4,500)         (11,600)         (5,500)
        Interest expense                        1,070,700        375,700          855,800       1,034,400
        Other                                      24,000        102,900           58,100          44,100
                                                ---------      ---------        ---------       ---------

Total other expense, net                        1,088,500        474,100          902,300       1,073,000
                                                ---------     ----------        ---------       ---------

(Loss) income before benefit (provision)
 for income taxes and extraordinary loss         (302,600)     1,883,600        2,377,400       1,311,900

Provision (benefit) for income taxes               (1,100)       753,400          944,900         524,800
                                                ---------      ---------       ----------       ---------

(Loss) income before extraordinary loss          (301,500)     1,130,200        1,432,500         787,100

Extraordinary loss on early extinguishment of
 debt (net of income tax benefit of $298,900)    (448,300)             -                -               -
                                                ---------      ---------       ----------       ---------

                      Net (loss) income         ($749,800)    $1,130,200       $1,432,500        $787,100
                                                 ========      =========        =========         =======

 The accompanying notes are an integral part of these consolidated financial statements

                       KII HOLDING CORP. AND SUBSIDIARIES
              (FORMERLY KLEINERT INDUSTRIES, INC. AND SUBSIDIARIES)

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                   ----------


                              Common Stock        Preferred "A"    Preferred "B"     Undesignated
                                                     Stock             Stock        Preferred Stock   Additional
                             ---------------   -----------------  ---------------   ----------------   Paid-In   Retained
                             Shares   Amount    Shares    Amount  Shares    Amount    Shares  Amount   Capital   Earnings   Total
                             ------   ------   -------   -------  ------   -------    ------  ------   -------   --------   -----

Predecessor:
-----------

Balance, December 31, 1994  10,000 $10,000,000       - $      -       -  $     -         - $    - $1,952,700 $    5,300 $11,958,000

Net income                       -           -       -        -       -        -         -      -          -    787,100     787,100
                            ------  ----------   ------ ------- -------  -------   -------  ------ ---------- ---------  -----------

Balance, December 31, 1995  10,000  10,000,000       -        -       -        -         -      -  1,952,700    792,400  12,745,100

Net income                       -           -       -        -       -        -         -      -          -  1,432,500   1,432,500
                            ------  ----------   ------ ------- -------  -------   -------  ------ ---------- ---------- -----------

Balance, December 31, 1996  10,000  10,000,000       -        -       -        -         -      -  1,952,700  2,224,900  14,177,600

Net income for the six
months ended June 30, 1997       -           -       -        -       -        -         -      -          -  1,130,200   1,130,200
                            ------  ----------   ------ ------- -------  -------   -------  ------ ---------- ---------- -----------

Balance, June 30, 1997      10,000 $10,000,000       - $      -       -  $     -         - $    - $1,952,700 $3,355,100 $15,307,800
                            ======  ==========   ====== ======= =======  =======   ======= ======  ========= ==========  ==========

Successor:
----------

Issuance of common stock    10,000  $3,910,000       - $      -       -  $     -         -  $    - $      -   $       -  $3,910,000

Equity put rights on common
stock                       (1,990)   (778,100)      -        -       -        -         -       -        -           -    (778,100)

Issuance of cumulative non-
voting Preferred "A" Stock       -           -      84  840,000       -        -         -       -        -           -     840,000

Dividends on Preferred "A"
Stock ($503.57 per share)        -           -       -        -       -        -         -       -        -     (42,300)    (42,300)

Net loss for the six months
ended December 31, 1997          -           -       -        -       -        -         -       -        -    (749,800)   (749,800)
                             -----  ----------   ------ ------- -------  -------  -------  -------  -------    ---------   --------

Balance, December 31, 1997   8,010  $3,131,900   84.00 $840,000       -  $     -         - $     -  $     -   ($792,100) $3,179,800
                            ======= ==========   ===== ========  ======  =======  =======  ======== =======    ========= ==========

   The accompanying notes are an integral part of these consolidated financial statements

                       KII HOLDING CORP. AND SUBSIDIARIES
              (FORMERLY KLEINERT INDUSTRIES, INC. AND SUBSIDIARIES)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                    FOR THE SIX     FOR THE      FOR THE       FOR THE
                                                    MONTHS ENDED  SIX MONTHS    YEAR ENDED   YEAR ENDED
                                                    DECEMBER 31,     ENDED     DECEMBER 31, DECEMBER 31,
                                                        1997     JUNE 30, 1997     1996         1995
                                                        ----     -------------     ----         ----
                                                    (SUCCESSOR)  (PREDECESSOR) (PREDECESSOR)(PREDECESSOR)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                     ($749,800)   $1,130,200   $1,432,500      $787,100
Adjustments to reconcile net income (loss) to net
 cash provided by operating activities:
        Depreciation                                    813,500       862,600    1,660,200     1,668,100
        Amortization of intangibles                      70,200        15,600       31,200       282,200
        Gain on sale of property                           (900)       (4,000)      (2,200)      (10,600)
        Extraordinary loss on early extinguishment
         of debt                                        448,300             -            -             -
        Deferred income taxes                          (593,900)      125,100      254,100       165,800
        Compensation expense from put rights on
          common stock                                  300,000             -            -             -
        Changes in assets and liabilities:
               Trade accounts receivable               (592,500)     (978,200)    (388,600)     (299,000)
               Inventories                              896,400    (1,078,300)  (1,074,100)   (1,058,200)
               Income taxes receivable                  221,200             -            -            -
               Prepaid and other assets                (124,500)     (105,300)    (219,600)       (8,400)
               Due from Parent                                -        (2,100)     (55,600)     (146,000)
               Accounts payable                        (445,600)      559,000      357,700       127,500
               Accrued liabilities                      973,600        18,000      530,400       329,400
               Customer deposits                        (58,100)       (3,100)     134,400         8,200
               Income taxes payable                           -       (60,100)      (3,400)       20,000
                                                      ----------    ----------  -----------   -----------
Net cash provided by operating activities             1,157,900       479,400    2,657,000     1,866,100
                                                      ----------    ----------  -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment           (1,232,700)     (868,500)  (1,052,500)     (656,700)
 (excluding capital leasing)
Collections on notes receivable                               -             -           -          1,600
Proceeds from sale of property, plant and equipment           -        33,500        4,500        12,000
Net cash paid to seller for the acquisition of
 Kleinert                                           (14,799,300)            -            -             -
                                                      ----------    ----------  -----------   -----------
Net cash used in investing activities               (16,032,000)     (835,000)  (1,048,000)     (643,100)
                                                      ----------    ----------  -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowing on line of credit                               -       300,000      735,000       765,000
Borrowings on notes payable                             643,000             -            -             -
Repayment on notes payable                              (29,500)      (28,400)  (2,141,600)   (2,196,900)
Proceeds from issuance of common and preferred stock  4,750,000             -            -             -
Repayment of debt in connection with Kleinert
  Acquisition                                        (7,600,000)            -            -             -
Proceeds from borrowings in connection with
  Kleinert Acquisition                               19,300,000             -            -             -
Acquisition-related costs                            (1,353,500)            -            -             -
Repayment on capital lease obligations                   (5,700)            -            -             -

                                                      ----------    ----------  -----------   -----------
Net cash provided by (used in) financing activities  15,704,300       271,600   (1,406,600)   (1,431,900)
                                                      ----------    ----------  -----------   -----------

Net increase (decrease) in cash and cash equivalents    830,200       (84,000)     202,400      (208,900)

CASH AND CASH EQUIVALENTS, beginning of period          322,000       406,000      203,600       412,500
                                                      ----------       -------   ---------     ---------

CASH AND CASH EQUIVALENTS, end of period             $1,152,200     $ 322,000    $ 406,000      $203,600
                                                      =========      ========      =======       =======

   The accompanying notes are an integral part of these consolidated financial statements

                       KII HOLDING CORP. AND SUBSIDIARIES
              (FORMERLY KLEINERT INDUSTRIES, INC. AND SUBSIDIARIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. ORGANIZATION AND NATURE OF BUSINESS:

Predecessor

Kleinert Industries, Inc. (predecessor) ("Kleinert") was a wholly owned subsidiary of Kleinert Industrie Holding A.G., a Swiss company (the "Parent"), and was organized under the laws of the State of California on July 1, 1988, commencing operations on September 1, 1988, and which provided management services for its wholly owned subsidiaries - Paragon Precision Products ("PPP"), Bandy Machining International ("BMI"), Scanning Electron Analysis Laboratories, Inc. ("SEAL"), and General Inspection Laboratories, Inc. ("GIL").

PPP specializes in the manufacture of precision aerospace components. BMI manufactures precision hinges, door panels and hinged assemblies for both aerospace and industrial applications. SEAL specializes in materials analysis and problem-solving for government and industry. GIL provides a complete array of non-destructive testing services for inspecting critical parts and manufactured components.

Acquisition And Successor

On July 1, 1997, KII Holding Corp. (successor), a Delaware company ("KII Holding") incorporated on July 1, 1997, through a wholly owned subsidiary (KII Acquisition Corp., a Delaware corporation), acquired all of the issued and outstanding capital stock of Kleinert and Subsidiaries (predecessor company and currently known as Stellex Aerospace and Subsidiaries) from Kleinert Industrie Holding A.G. (the "Seller"). The acquisition has been accounted for using the purchase method of accounting, and, accordingly, the net purchase price of approximately $26.5 million (including the assumption of $2.65 million of mortgage indebtedness and the issuance to the Seller of a note for $1.75 million) has been allocated to the assets purchased and the liabilities assumed based upon the fair values at the date of acquisition. There was no excess purchase price over the fair values on the net assets acquired in connection with the acquisition. The acquisition was financed in part from new borrowings totaling $19.3 million and the issuance of common and preferred stock totaling $4.75 million. KII Holding is owned by Stellex Industries, Inc., a Delaware corporation, which owns approximately 80% of the issued and outstanding common stock of KII Holding, with Stellex Aerospace's management holding the remainder of its outstanding common stock. KII Holding is a holding company whose operations are conducted through its operating subsidiaries. References to the "Company" include both KII Holding and its predecessor, Kleinert.

Pursuant to the Kleinert Stock Purchase Agreement, the Seller agreed to indemnify KII Acquisition Corp. for all liabilities and other losses arising from, among other things, any breach of the representations, warranties or covenants of the Seller or Kleinert contained in the Kleinert Stock Purchase Agreement. KII Acquisition Corp. has agreed to indemnify the Seller for all liabilities (including, without limitation, liabilities for taxes), and other losses arising from, among other things, the operation or conduct of Stellex Aerospace's business after the Closing Date and the breach of any representation, warranty or covenant of KII Acquisition Corp. contained in the Kleinert Stock Purchase Agreement. With certain limited exceptions (e.g., fraud), neither the Seller nor KII Acquisition Corp. is required to indemnify any other person unless the aggregate of all amounts for which indemnity would otherwise be payable exceeds

                       KII HOLDING CORP. AND SUBSIDIARIES
              (FORMERLY KLEINERT INDUSTRIES, INC. AND SUBSIDIARIES)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


$100,000 (the "Basket Amount") and, in such event, the indemnifying party shall be responsible for all Indemnified Losses, including those comprising the Basket Amount. In addition, the indemnification obligations of KII Acquisition Corp. and the Seller are generally limited to a maximum of $1,750,000.

Pursuant to an agreement entered into in connection with the Kleinert Acquisition (the "Stellex Aerospace Investor Agreement"), six senior members of Stellex Aerospace's management team (the "Buyers," and together with a member of management who received Stock Appreciation Rights ("SARs") as described below, the "Management Members") purchased 19.9% of the issued and outstanding shares of KII Holding for $778,090. As part of the closing of the sale, the six senior members were paid $1,460,300 as part of a management participation plan agreement with the prior owner which allowed them to purchase the 19.9%. In addition, Stellex Industries purchased KII Holding's remaining common stock for $3,131,910 and 84 shares of KII Holding's Series A Preferred Stock, having a stated value of $10,000 per share (the "Series A Preferred Stock"), for $840,000. Pursuant to the Stellex Aerospace Investor Agreement, the Buyers also agreed to purchase shares of KII Holding's Series B Preferred Stock with any other payments received by the Buyers under their respective management participation plan agreements with the Seller.

Pursuant to the Stellex Aerospace Investor Agreement, KII Holding granted SARs to certain Management Members. KII Holding has the right to redeem (the "Redemption Right") all, but not less than all, of any common stock held by any Management Member and to cause a liquidation and termination of any SAR held by him to KII Holding upon the occurrence of certain events, including the death, disability or termination of the Management Member, and for any reason after July 1, 2002. Moreover, the Stellex Aerospace Investor Agreement gives each Management Member the right to cause KII Holding to purchase all, but not less than all, of any common stock of KII Holding held by him and/or to cause KII Holding to liquidate and terminate any SARs held by him (hereinafter referred to as the "Put Right") upon the occurrence of certain events, including such Management Member's death, disability, termination Without Cause (as defined in the Stellex Aerospace Investor Agreement) or scheduled retirement, and for any reason after July 1, 2002. The applicable purchase price to be received by a Management Member upon the exercise of a Redemption Right or Put Right is based upon a formula set forth in the Stellex Aerospace Investor Agreement. To the extent KII Holding is prohibited under the terms of its existing indebtedness from making payment to any Management Member for any shares of its common stock or vested SARs purchased or liquidated pursuant to the Stellex Aerospace Investor Agreement, then it is required to issue a promissory note to such Management Member for the amount owing. Such note shall be payable when and to the extent KII Holding is permitted to make such payment and bear interest at a rate of 10% per annum. Such note shall also be unsecured and subordinated to all other indebtedness of KII Holding, including KII Holding's Guarantee of the Notes.

The Stellex Aerospace Investor Agreement further provides that, subsequent to the closing of the Kleinert Acquisition, each Management Member, except for one who has a scheduled retirement, will enter into a five-year employment agreement with KII Holding or one of its subsidiaries.

                       KII HOLDING CORP. AND SUBSIDIARIES
              (FORMERLY KLEINERT INDUSTRIES, INC. AND SUBSIDIARIES)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles Of Consolidation

The accompanying consolidated financial statements dated prior to the acquisition of Kleinert and Subsidiaries on July 1, 1997, include the accounts of Kleinert and its wholly owned subsidiaries (the "Predecessor"). Financial statements dated subsequent to the acquisition include the accounts of KII Holding (the "Successor") and its wholly owned subsidiaries, KII Acquisition Corp., Stellex Aerospace and Subsidiaries (PPP, BMI, SEAL and GIL). All significant intercompany transactions have been eliminated in consolidation.

Use Of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash And Cash Equivalents

Cash and cash equivalents include all highly liquid investment instruments purchased with a maturity of three months or less. The carrying amount approximates fair value because of the short maturity of these instruments.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market.

Property, Plant And Equipment

Property, plant and equipment are stated at the Company's allocated acquisition cost for assets acquired through purchase acquisitions and at cost for all new additions, and are being depreciated over the estimated useful lives of the assets, using the straight-line method of depreciation. Estimated useful lives for fixed assets are as follows:

Building and improvements           32 years
Leasehold improvements              Based on the lesser of the useful life of the
                                    assets or the remaining life of the lease
Machinery and equipment             8-10 years
Office furniture and fixtures       8-10 years
Office equipment and computers      4-5 years
Autos and trucks                    4-5 years

                       KII HOLDING CORP. AND SUBSIDIARIES
              (FORMERLY KLEINERT INDUSTRIES, INC. AND SUBSIDIARIES)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Expenditures for maintenance and repairs are charged to expense as incurred. Major renewals or betterments which substantially extend the useful life of the assets are capitalized. Upon sale or disposition of assets, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income.

Goodwill

Goodwill relates to the excess of cost over the fair value of the net assets of businesses acquired by the Predecessor and were being amortized over a period of 40 years on a straight-line basis.

Deferred Financing Costs

The costs related to the issuance of debt are capitalized and amortized on a straight-line basis over the lives of the related debt.

Long-Lived Assets

In fiscal year 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The adoption of SFAS No. 121 had no impact on the Company's financial position or on its results of operations.

In accordance with SFAS No. 121, long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the Company evaluates the carrying value of its goodwill and property, plant and equipment on an ongoing basis and recognizes an impairment when the estimated future undiscounted cash flows from operations are less than the carrying value of the related long-lived assets.

Fair Value Of Financial Instruments

SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires certain disclosures regarding the fair value of financial instruments. Cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and amounts due to and from affiliates are reflected in the consolidated financial statements at fair value because of the short-term maturity of these instruments. The fair value of long-term debt closely approximates its carrying value. The Company uses quoted market prices, when available, or discounted cash flows to calculate these fair values.

                       KII HOLDING CORP. AND SUBSIDIARIES
              (FORMERLY KLEINERT INDUSTRIES, INC. AND SUBSIDIARIES)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which prescribes an asset and liability approach. The asset and liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.

The provision for income taxes includes federal and state income taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities. Such temporary differences primarily result from state franchise taxes, allowance for doubtful accounts, and differences between the book and tax bases of property and equipment. If necessary, valuation allowances are established to reduce deferred tax assets to the amount expected to be realized.

Equity Put Rights On Common Stock

Management of Stellex Aerospace owns 19.9% of the outstanding stock of KII Holding. The amount reported in the December 31, 1997 balance sheet of KII Holding as equity put rights on common stock reflects the redemption value of such shares based on certain redemption and put rights associated with the stock. Changes in the value of the equity put rights on common stock from the original amounts paid by the minority shareholders are recorded as an adjustment to compensation expense in the period.

Revenue Recognition

Sales and cost of the products sold are recorded at the time of shipment.

Impact Of Recently Issued Accounting Standards

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income." The standard establishes guidelines for the reporting and display of comprehensive income and its components in financial statements. Disclosure of comprehensive income and its components will be required beginning with the Company's fiscal year ending 1998. For the six months ended December 31, 1997 and June 30, 1997, and the year ended December 31, 1996, the Company had no Comprehensive Income components as defined in SFAS No. 130.

Also in June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." The standard requires that companies disclose "operating segments" based on the way management disaggregates the Company for making internal operating decisions. The new rules will be effective for the Company's 1998 fiscal year-end. Management believes that the adoption of this standard will not have any material impact on the Company's reporting of its segments.

                       KII HOLDING CORP. AND SUBSIDIARIES
              (FORMERLY KLEINERT INDUSTRIES, INC. AND SUBSIDIARIES)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits," which standardizes the disclosure requirement for pensions and other postretirement benefits. The implementation of SFAS No. 132 is not expected to have an impact on the Company's financial statements. The standard will be effective for the Company for the year ended December 31, 1998.

3. INVENTORIES:

Inventories as of December 31, 1997 and 1996 consist of the following:



                                           1997               1996
                                           ----               ----
                                       (SUCCESSOR)       (PREDECESSOR)
                Raw materials               $1,212,500         $1,151,500
                Work-in-process              6,250,300          4,634,900
                Finished goods               5,354,300          5,761,300
                                           -----------        -----------

                        Total              $12,817,100        $11,547,700
                                           ===========        ===========


4. PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment, including computers and software held under capital leases, as of December 31, 1997 and 1996 consists of the following:



                                                                1997               1996
                                                                ----               ----
                                                            (SUCCESSOR)       (PREDECESSOR)
                  Land                                           $1,000,000         $1,230,200
                  Building and improvements                       2,100,000          3,451,900
                  Leasehold improvements                             94,900            209,700
                  Machinery and equipment                        10,894,500         20,556,200
                  Office furniture and fixtures                      56,400            574,300
                  Office equipment and computers                    322,900          1,344,000
                  Autos and trucks                                   46,500            130,500
                  Projects in progress                              308,800            317,800
                  Office computers and software held
                   under capital leases                             447,500                  -
                                                                -----------        -----------
                                                                 15,271,500         27,814,600

                  Less, Accumulated depreciation,
                   including $15,700 of accumulated
                   depreciation on leased assets as
                   of December 31, 1997                            (812,600)       (16,649,200)
                                                                -----------        ------------

                                 Total                          $14,458,900        $11,165,400
                                                                ===========        ============

                       KII HOLDING CORP. AND SUBSIDIARIES
              (FORMERLY KLEINERT INDUSTRIES, INC. AND SUBSIDIARIES)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. ACCRUED LIABILITIES:

Accrued liabilities as of December 31, 1997 and 1996 consist of the following:



                                                     1997           1996
                                                     ----           ----
                                                 (SUCCESSOR)    (PREDECESSOR)

               Bonuses payable                       $744,600         $510,400
               Accrued workers' holiday and
                vacation liability                    489,300          430,800
               Interest payable                       430,500            2,900
               Other                                  484,100          317,300
                                                   ----------       ----------
                                                   $2,148,500       $1,261,400
                                                   ==========       ==========


6. BANK LINE OF CREDIT:

The Company had a $6,550,000 revolving line of credit with a California commercial bank. The bank had a first interest on substantially all assets of the Company, except land and buildings. The line of credit was scheduled for renewal on August 1, 1997. The line bore interest at either .25% over the bank's prime rate or 1.5% over the London Interbank Offered Rate ("LIBOR") or the Offshore Interbank Offered Rate ("IBOR"). At December 31, 1996, the effective interest rate was 7.165%. The credit agreement contained restrictive covenants on additional borrowings, capital expenditures, acquisitions and dividend payments and required that the Company meet certain specified financial ratios. As of December 31, 1996, the Company was in compliance with all of the covenants and financial ratios under its credit agreement. Amount outstanding under the facility at December 31, 1996 was $4,300,000. The carrying amount approximates fair value because of the short maturity of this instrument. The outstanding amount under the facility of $4,600,000 was paid on July 1, 1997 in connection with the Kleinert Acquisition. This credit facility was not renewed since all credit facilities are now maintained by Stellex Industries.

Stellex Industries has a credit facility which provides for a $25 million revolving line of credit and a $25 million term line of credit. Borrowings are collateralized by all of the assets of Stellex Industries and are jointly and severally guaranteed by each of Stellex Industries' subsidiaries, including KII Holding. The credit facility requires Stellex Industries to maintain a minimum fixed charges coverage ratio and interest coverage ratio, as defined, minimum net worth of $5,500,000 and a maximum leverage ratio. The credit facility also restricts Stellex Industries' ability to incur additional indebtedness, pay dividends or other significant activities without approval of the lender. Stellex Industries was in compliance with the covenants at December 31, 1997. At December 31, 1997, Stellex Industries had $7,500,000 outstanding under the revolving line of credit in the form of base rate loans.

                       KII HOLDING CORP. AND SUBSIDIARIES
              (FORMERLY KLEINERT INDUSTRIES, INC. AND SUBSIDIARIES)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. LONG-TERM DEBT:

        The balance of notes payable as of December 31, 1997 and 1996 consists of the following:


                                                                             1997             1996
                                                                             ----             ----
                                                                         (SUCCESSOR)    (PREDECESSOR)

        Note payable to Stellex Industries with interest at 9.5%,
        payable quarterly. Interest expense incurred was $342,700
        for the period October 31, 1997 through December 31, 1997.
        The principal balance on this note is due on demand.
        Although the note payable to Stellex Industries is due on
        demand, Stellex Industries has advised the Company that it
        has no present intentions of calling the note during 1998.      $20,943,000                -


        Note payable, first deed of trust on PPP land and building in Valencia, California, as collateral, with a net book
        value of $2,967,700, with interest at 7.875%; principal and interest payments of $22,264 are due monthly with the unpaid
        balance of $2,362,700 due December 1, 2001.                       2,624,000       $2,681,900

        Uncollateralized note payable issued in connection with
        acquisition of BMI payable to Credit Suisse, which provides for interest at the borrower's preference of either the
        bank's base prime rate, payable monthly or 1.5% over LIBOR, payable the earlier of the maturity of the borrowings for
        LIBOR or quarterly; the Company exercised the later option.
        The principal balance of $3,000,000 was paid on July 1, 1997,
        pursuant to the terms of the acquisition.                                 -        3,000,000

        Note payable to the Parent of the Predecessor (Kleinert
        Industrie Holding, A.G.) in connection with the Kleinert
        Acquisition that bears interest at 8%, payable annually, the principal of which is due on July 1, 1999. Interest expense incurred was $70,600 for the six months ended December 31, 1997.
        The note is guaranteed by Stellex Aerospace and each of its
        subsidiaries.                                                     1,750,000                -

        Capital lease obligations due in aggregate monthly installments of $9,800 until August 4, 2000 and $8,300 thereafter, through
        November 10, 2001, including interest ranging from 10% to 12%
        per annum.                                                          447,500                -
                                                                         ----------        ---------

        Total                                                            25,764,500        5,681,900

        Less, Current portion                                               139,700        1,558,000
                                                                         ----------        ---------

        Long-term portion                                               $25,624,800       $4,123,900
                                                                         ==========        =========

                       KII HOLDING CORP. AND SUBSIDIARIES
              (FORMERLY KLEINERT INDUSTRIES, INC. AND SUBSIDIARIES)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On October 31, 1997, Stellex Industries paid on behalf of the Company certain debt consisting of: $16,000,000 term note payable issued in connection with the acquisition of Kleinert and which was payable to Societe Generale and was to mature on June 30, 2004; a $2,500,000 promissory note also issued in connection with the acquisition and was payable to Trinity Investment Corp., a related party, and was to mature on June 30, 2005; and $1,230,000 of revolving credit borrowings under a credit facility. As a result, the Company recorded a loss comprised of unamortized debt issuance cost of $747,200 which has been reflected, net of income tax benefit, in the Company's consolidated statements of income as an extraordinary item.

In return for paying off debt, the Company issued a note payable to Stellex Industries totaling $20,943,000 which included a $1,000,000 non-cash allocation of new deferred financing costs incurred by Stellex Industries and capitalized by the Company. Such costs, which were allocated to the Company, were incurred by Stellex Industries in connection with the registration and exchange of $100,000,000 aggregate principal amount of 9-1/2% Senior Subordinated Notes (the "Notes") due November 1, 2007. The Notes are guaranteed by the Company and are collateralized by the assets of the Company and other subsidiaries of Stellex Industries. The Notes contain certain restrictive covenants and, in the event that Stellex Industries was not in compliance with the terms of the Notes, the Notes would become due and payable immediately by Stellex Industries and its subsidiaries, including the Company. As a result, the note payable to Stellex Industries would also become due and payable immediately. Although the note payable to Stellex Industries is due on demand, Stellex Industries has advised the Company that it has no present intentions of calling the note during 1998.

The fair value of the Company's long-term notes payable is based on either quoted market prices or current rates for similar issues for debt of the same remaining maturities. At December 31, 1997 and 1996, the fair value of the Company's long-term notes payable approximated carrying value based on their effective interest rates compared to current market rates.

Maturities of long-term debt and capital leases as of December 31, 1997 are as follows:


                                                           LONG-TERM DEBT     CAPITAL LEASES
                                                           ---------------    --------------
                    1998                                          $62,800           $121,100
                    1999                                        1,817,900            121,100
                    2000                                           73,400            119,900
                    2001                                        2,419,900            110,900
                    2002                                                -            100,200
                    Thereafter                                 20,943,000                  -
                                                               ----------            -------

                            Total                              25,317,000            573,200

                    Less, Amount representing interest                  -           (125,700)
                                                               ----------           --------

                                                              $25,317,000           $447,500
                                                               ==========           ========

                       KII HOLDING CORP. AND SUBSIDIARIES
              (FORMERLY KLEINERT INDUSTRIES, INC. AND SUBSIDIARIES)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8. INCOME TAXES:

The provision (benefit) for income taxes consists of the following:




                          FOR THE
                        SIX MONTHS                       FOR THE         FOR THE
                          ENDED                        YEAR ENDED       YEAR ENDED
                       DECEMBER 31,     FOR THE SIX    DECEMBER 31,   DECEMBER 31,
                       -----------    MONTHS ENDED     -----------    -------------
                           1997      June 30, 1997        1996            1995
                           ----                           ----            ----
                      (SUCCESSOR)    (PREDECESSOR)   (PREDECESSOR)    (PREDECESSOR)
Current:
        Federal             $448,500       $492,300         $514,800         $281,400
        State                144,300        135,900          176,000           77,600
                             -------        -------          -------          -------

                             592,800        628,200          690,800          359,000
                             -------        -------          -------          -------
Deferred:

        Federal            (477,900)         85,100          202,700          121,300
        State              (116,000)         40,100           51,400           44,500
                            -------         -------          -------          -------

                           (593,900)        125,200          254,100          165,800
                            -------         -------          -------          -------

                            ($1,100)       $753,400         $944,900         $524,800
                              =====         =======          =======          =======
        Total



The difference between the actual tax provision and the amount obtained by applying the statutory federal income tax rate of 34% to the income before income taxes is primarily attributable to the effect of state income taxes (state tax rate of 9.3%), non-deductible expenses relating to goodwill and officers' life insurance, and change in value of the put rights on common stock.

At December 31, 1997, the Company's alternative minimum tax credits for federal and state purposes are estimated to be $87,600 and $90,300, respectively, which are available to reduce income taxes on an indefinite carryforward basis.

                       KII HOLDING CORP. AND SUBSIDIARIES
              (FORMERLY KLEINERT INDUSTRIES, INC. AND SUBSIDIARIES)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The net deferred tax assets and liabilities as of December 31, 1997 and 1996 consist of the following:



                                                        1997              1996
                                                        ----              ----
                                                    (SUCCESSOR)       (PREDECESSOR)
Current deferred income taxes:
Deferred tax assets:
        Vacation accrual                                   $211,900          $186,500
        Bonus accrual                                       321,900           221,000
        Other                                                41,000           111,800
                                                            -------           -------

Total current deferred tax assets                           574,800           519,300

Deferred tax liabilities:
Federal tax benefit of net deferred state taxes             (43,000)          (33,300)
                                                            -------           -------

Net current deferred tax assets                            $531,800          $486,000
                                                            =======           =======

Non-current deferred income taxes:
Deferred tax assets:
        Unfunded pension benefits                          $129,200          $133,600
        Deferred compensation liability                     608,700           567,600
        Federal tax benefit of net deferred state taxes     138,600            54,700
        AMT credit carryforward                             177,900           398,900
                                                            -------           -------

Total non-current deferred tax assets                     1,054,400         1,154,800

Deferred tax liabilities:
        Property, plant and equipment                    (2,747,800)       (2,006,100)
                                                          ---------         ---------

Net non-current deferred tax liabilities                ($1,693,400)        ($851,300)
                                                         ==========           =======



Deferred tax assets are expected to be realized against future taxable income and have not been reduced by valuation allowance.

9. EMPLOYEE BENEFIT PLANS:

Defined Contribution Plan

The Company sponsors a defined contribution pension plan which covers substantially all employees. Company contributions are determined at 1.5% of the employees' gross compensation, plus an additional matching of 50% of the employees' voluntary contribution. The maximum Company contribution is limited to 3% of the employees' gross compensation. Total Company contributions were $133,800, $133,400, $223,300 and $200,500 for the six months ended December 31,
1997, the six months ended June 30, 1997 and the years ended December 31, 1996 and 1995, respectively.

The Company also sponsors a defined benefit plan which covers four employees of a subsidiary of the Company. The balance of unfunded pension benefits represents the net present value of estimated future payments based on actuarially determined life expectancies and an 7.75% discount rate. No assets have currently been provided for the plan.

                       KII HOLDING CORP. AND SUBSIDIARIES
              (FORMERLY KLEINERT INDUSTRIES, INC. AND SUBSIDIARIES)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Deferred Compensation Agreements

The Company has individual deferred compensation agreements with eight management employees. These agreements provide for monthly payments to be made to the individuals commencing upon their retirement and continuing for an agreed-upon term as set forth in the agreements, generally fifteen years. The amount of the payments is specified by each contract and is generally equal to forty percent of the employee's average compensation for the last five years of his employment as reduced by the amount of any company - provided benefits to which the employee is entitled from any other Company pension benefit plan. The agreements also contain other provisions entitling the employees to pre-retirement death benefits, disability benefits and survivor benefits.

The Company has in place individual life insurance policies on each of the covered employees and intends to use the insurance benefits (accumulated cash surrender value of the policies and the post-retirement death benefits) to fund the benefit payments required under the agreements. The insurance policies are designed such that the insurance benefits under the policies are expected, over time, to be sufficient to pay all of the required benefits and reimburse the Company for its costs of providing the insurance.

At December 31, 1997 and 1996, the deferred compensation liability was $1,405,700 and $1,291,900, respectively. The estimated liability was calculated based on actuarially determined estimates of compensation, mortality, retirement dates and other relevant factors pertaining to the participants and a discount rate of 7.75% per annum. The related expense for the six months ended December 31, 1997 and June 30, 1997, and for the years ended December 31, 1996 and 1995 was $56,900, $56,900, $209,500 and $71,800, respectively. The expense for 1996 included the non-recurring step-up of the liability for the implementation of two additional agreements effective January 1, 1996.

10. LEASE COMMITMENTS:

The Company leases office facilities and equipment under operating lease agreements which expire at various dates through 2004. The facility leases have renewal options. Certain leases provide for annual increases, at various dates, based upon percentage changes in the Consumer Price Index.

                       KII HOLDING CORP. AND SUBSIDIARIES
             (FORMERLY KLEINERT INDUSTRIES, INC. AND SUBSIDIARIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        Minimum annual rentals on facility and equipment leases are as follows:


                                                   Minimum Annual
                                                       Rentals
                                                       -------
               1998                                    $728,700
               1999                                     591,200
               2000                                     401,800
               2001                                      12,600
               2002                                      12,600
               Thereafter                                13,600
                                                     ----------
                      Total                          $1,760,500
                                                     ==========

        Rent expense for the six months ended December 31, 1997 and June 30, 1997, and for the years ended December 31, 1996 and 1995 was $352,600, $349,700, $723,300 and $740,200, respectively, which includes $152,000,
        $150,000, $290,000 and $309,500, respectively, for facility rent paid to the former owner of BMI.

11.     CONCENTRATION OF CREDIT RISK:

        Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company's customer base principally includes the commercial aviation, aerospace and defense industries. The Company is directly affected by national and international economic conditions in the aerospace and defense industries. Management believes that such factors are mitigated by the longevity of the Company's relationships with its customers. For the six months ended December 31, 1997, the Company derived approximately 53% of its sales from ten (10) customers consisting of nineteen (19) separate operating divisions. In addition, as of December 31, 1997, two customers accounted for approximately 28% of the Company's trade accounts receivable balances.

        It is the policy of the Company to deposit its cash in federally insured financial institutions. From time to time, deposits exceed Federal Deposit Insurance Corporation limits.

12.     RELATED-PARTY TRANSACTIONS:

        Mentmore Holdings Corporation, an affiliate, provides management services to KII Holding and Subsidiaries pursuant to the Management Advisory Services agreement dated July 1, 1997. Mentmore provides the Company with general management, advisory, consulting, and other services with respect to the Company's business, including strategic planning, financial planning, accounting and financial reporting, consulting and general business development. Total fees incurred by the successor for services provided by Mentmore were $600,100 for the six months ended December 31, 1997, including $450,100 for a non-recurring charge for investment banking and financial advisory expenses.

                       KII HOLDING CORP. AND SUBSIDIARIES
             (FORMERLY KLEINERT INDUSTRIES, INC. AND SUBSIDIARIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13.     EQUITY PUT RIGHTS ON COMMON STOCK:

        Pursuant to an agreement entered into in connection with the Kleinert Acquisition, certain members of Stellex Aerospace's management (the "Buyer(s)") purchased 19.9% of the common and preferred shares of KII Holding for $778,090.

        KII Holding has the right to redeem (the "Redemption Right") all, but not less than all, of any common stock held by the Buyers upon the occurrence of certain events, including the death, disability or termination of the Buyer, and for any reason after July 1, 2002. In addition, each Buyer has the right to cause KII Holding to purchase all, but not less than all, of any common stock held by him under similar conditions (the "Put Right"). The applicable purchase price to be received by a Buyer upon the exercise of a Redemption Right or Put Right is based upon a formula set forth in the Stellex Investor Agreement. In addition, KII Holding granted the Buyers the right to receive the net appreciation associated with an additional 10% of equity ownership in KII Holding. The value of these SARs is computed under the same formula used for the Redemption and Put Rights on the minority interests, and may be paid under similar conditions. The equity put rights on common stock are reported in the financial statements at the amount paid by management as adjusted for changes in value based on the underlying formulas for the equity put rights on common stock and SARs, with a corresponding charge to compensation expense. This resulted in an expense of $300,000 for the six months ended December 31, 1997.

14.     SHAREHOLDER'S EQUITY:

        The Company issued 84 shares of KII Holding's Series A Preferred Stock, having a stated value of $10,000, for total gross proceeds of $840,000. Each stockholder of preferred stock is entitled to one vote for each share of preferred stock outstanding. When declared by the Board of Directors, the preferred stockholders are entitled to receive cumulative dividends at a rate of 10% per annum. At December 31, 1997, dividends of $42,300 had been declared but not paid. The preferred stock is redeemable, in cash, in whole or in part, at any time (or from time to time) at the option of the Company, by resolution of the Board of Directors at $10,000 per share plus any accrued and unpaid dividends.

                       KII HOLDING CORP. AND SUBSIDIARIES
             (FORMERLY KLEINERT INDUSTRIES, INC. AND SUBSIDIARIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



15.    SUPPLEMENTAL CASH FLOWS INFORMATION:


                                                      FOR THE SIX                        FOR THE           FOR THE
                                                      MONTHS ENDED   FOR THE SIX        YEAR ENDED        YEAR ENDED
                                                      DECEMBER 31,   MONTHS ENDED      DECEMBER 31,      DECEMBER 31,
                                                        1997         JUNE 30, 1997          1996              1995
                                                        ----         -------------          ----              ----
                                                     (SUCCESSOR)     (PREDECESSOR)     (PREDECESSOR)     (PREDECESSOR)

Cash paid during the year for:
        Interest                                  $    658,600       $    377,800      $    863,900      $  1,032,800
        Taxes                                          369,000            633,000           694,200           339,000

Non-cash financing and investing activities:
        Note issued to Seller in
        connection with the
        Kleinert Acquisition                      $  1,750,000               --                --                --
        Capital lease obligations
        Incurred                                       447,500               --                --                --
        Dividends declared not
        paid on Preferred "A" Stock                     42,300               --                --                --
        Issuance of note to Parent
        in return for repayment of
        certain external debt,
        including a non-cash
        allocation of deferred
        financing cost totaling
        $1,000,000                                  20,943,000               --                --                --

Details of Kleinert Acquisition:
        Fair value of assets                      $ 35,541,200               --                --                --
        Liabilities (1)                            (19,388,400)              --                --                --
                                                  ------------
        Cash paid, including
        acquisition-related costs                 $ 16,152,800               --                --                --
                                                  =============



(1) Includes note to Seller of $1,750,000 and assumption of $2,653,500 mortgage note.

                                   SIGNATURES

        PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF NEW YORK, STATE OF NEW YORK, AS OF FEBRUARY 3, 1999.

                                KII HOLDING CORP.



                                By:  /s/ William L. Remley
                                   _______________________
                                William L. Remley
                                Vice Chairman and Treasurer

        PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES AND AS OF THE DATES INDICATED.

                SIGNATURE                          TITLE                          DATE
                ---------                          -----                          ----


       /s/ Richard L. Kramer        Chairman of the Board of Directors,       February 3, 1999
       ____________________________ Secretary and Director of KII Holding
       Richard L. Kramer            Corp.


       /s/ William L. Remley        Vice Chairman, Treasurer and Director     February 3, 1999
       ____________________________ of KII Holding Corp.
       William L. Remley


       /s/ Bradley C. Call          President of KII Holding Corp.            February 3, 1999
       ____________________________
       Bradley C. Call


       /s/ Julius E. Hodge          Chief Financial Officer of KII Holding    February 3, 1999
       ____________________________ Corp.
       Julius E. Hodge
