Form 10-Q
period 1998-03-31
KII HOLDING CORP
filed 1999-02-03
CIK 1043541

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: March 31, 1998

__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number 333-41939-01

                                KII HOLDING CORP.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                                    13-3954446
       (STATE OF INCORPORATION)                (IRS EMPLOYER IDENTIFICATION NO.)

       1430 BROADWAY, 13TH FLOOR
       NEW YORK, NEW YORK 10018                              10018
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                   (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 391-1392

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

As of January 1, 1999, the number of shares outstanding of the registrant's Common Stock, no par value, was 10,000 shares. There is no trading market for the Common Stock. Accordingly, the aggregate market value of the Common Stock held by non-affiliates of the registrant is not determinable.

================================================================================

ITEM 1: FINANCIAL STATEMENTS


                       KII HOLDING CORP. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS




                                     ASSETS                                      March 31,        December 31,
                                                                                   1998                1997
                                                                                   ----                ----
                                                                                (Unaudited)

      CURRENT ASSETS:
          Cash and cash equivalents                                                 $960,000           $1,152,200
          Account receivables, net                                                 5,932,400            5,446,700
          Inventories                                                             13,370,900           12,817,100
          Prepaid and other assets                                                   420,900              916,700
          Deferred income taxes                                                      531,800              531,800
                                                                                 -----------          -----------

          Total current assets                                                    21,216,000           20,864,500
      Property, plant and equipment, net                                          14,785,000           14,458,900
      Deferred financing costs, net                                                  958,300              983,200
      Other assets                                                                 1,112,200            1,059,100
                                                                                 -----------          -----------
          Total assets                                                           $38,071,500          $37,365,700
                                                                                 ===========          ===========

                       LIABILITIES & SHAREHOLDERS' EQUITY
      CURRENT LIABILITIES:
        Current portion of long term obligations                                 $   137,200          $   139,700
        Accounts payable                                                           2,008,100            1,638,400
        Customer deposits                                                            223,800              116,700
        Accrued liabilities                                                        2,056,500            2,190,800
                                                                                 -----------          -----------

        Total current liabilities                                                  4,425,600            4,085,600
      Long-term obligations, less current portion                                 25,609,500           25,624,800
      Deferred employee benefits                                                   1,439,500            1,405,700
      Unfunded pension benefits                                                      298,300              298,300
      Deferred income taxes                                                        1,746,200            1,693,400
                                                                                  -----------         -----------
        Total liabilities                                                         33,519,100           33,107,800

      Equity Put Rights on common stock                                            1,793,500            1,078,100

      SHAREHOLDERS' EQUITY:
      Common stock, no par value, 20,000 shares authorized, 8,010 issued
           and outstanding                                                         3,131,900            3,131,900
      Series A Preferred stock, $10,000 stated value, 400 shares
            authorized, 84 shares issued and outstanding                             840,000              840,000
      Series B Preferred stock, $10,000 stated value, 75 shares
            authorized, none issued and outstanding                                        -                    -
      Undesignated Preferred stock, $10,000 stated value, 25
           shares authorized, none issued and outstanding                                  -                    -
      Accumulated deficit                                                         (1,213,000)            (792,100)
                                                                                 -----------          -----------
          Total shareholders' equity                                               2,758,900            3,179,800
                                                                                 -----------          -----------
          Total liabilities and shareholders' equity                             $38,071,500          $37,365,700
                                                                                 ============         ===========



      See accompanying notes to unaudited consolidated financial statements

                       KII HOLDING CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                           Three Months
                                                               Ended
                                                              March 31,
                                                       1998               1997
                                                       ----               ----
                                                                      (Predecessor)

Sales                                                $8,271,100        $ 6,441,600
Cost of sales                                         5,876,400          4,647,700
                                                     ----------        -----------
    Gross profit                                      2,394,700          1,793,900
Selling, general and administrative                   1,913,000            888,700
                                                     ----------        -----------
Income from operations                                  481,700            905,200
                                                     ----------        -----------
Other income (expense):
    Interest expense                                   (610,800)          (181,600)
    Other income (expense)                              (58,400)           (10,900)
                                                     ----------        -----------
    Total other expense                                (669,200)          (192,500)
                                                     ----------        -----------
Income (loss) before provision for income taxes        (187,500)           712,700
Provision (benefit) for income taxes                    211,100            285,100
                                                     ----------        -----------
Net income (loss)                                      (398,600)           427,600
Preferred stock dividends                               (22,300)                -
                                                     ----------        -----------
Income (loss) applicable to common shareholders      $ (420,900)        $  427,600
                                                     ===========        ==========


     See accompanying notes to unaudited consolidated financial statements.

                       KII HOLDING CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




                                                              Three Months        Three Months
                                                                 Ended               Ended
                                                               March 31,           March 31,
                                                                 1998                1997
                                                                 ----                ----
                                                                                 (Predecessor)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                             $  (398,600)         $  427,600
Reconciliation to net cash provided by (used in)
   operating activities:
   Depreciation and amortization                                  448,400             433,500
   Deferred income taxes                                           52,800              81,300
   Stock compensation                                             715,400                   -
   Other                                                           (2,600)             (1,900)
Changes in assets and liabilities:
   Accounts receivable                                           (485,700)           (459,100)
   Inventories                                                   (553,800)           (771,200)
   Prepaid and other assets                                       495,800             (88,900)
   Other assets                                                   (53,100)            (35,400)
   Accounts payable                                               369,700             191,300
   Accrued and other liabilities                                 (122,700)            236,600
   Customer deposits                                              107,100                 100
                                                                ---------          ----------
     Net cash provided by operating activities                    572,700              13,900
                                                                ---------          ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to fixed assets                                        (771,600)           (478,600)
Proceeds from sale of fixed assets                                 24,500              33,500
Net cash used in acquisitions                                           -                   -
                                                                ---------          ----------
     Net cash used in investing activities                       (747,100)           (445,100)
                                                                ---------          ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on line of credit                                        -             350,000
Repayment of debt                                                 (15,200)            (14,000)
Other                                                              (2,600)                  -
                                                                ---------          ----------

     Net cash provided by (used in) financing activities          (17,800)            336,000
                                                                ---------          ----------
     Net decrease in cash and cash equivalents                   (192,200)            (95,200)
Cash and cash equivalents, beginning of period                  1,152,200             406,000
                                                                ---------          ----------

Cash and cash equivalents, end of period                        $ 960,000          $  310,800
                                                                =========          ==========



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for:

    Interest                                                   $  513,976          $  183,100
                                                               ==========          ==========
    Income taxes, net                                          $        -          $   55,300
                                                               ==========          ==========

---------------------------------------------------------------------------------------------



            See accompanying notes to unaudited financial statements

                       KII HOLDING CORP. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Predecessor
-----------

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

Acquisition And Successor
-------------------------

On July 1, 1997, KII Holding Corp. (successor), a Delaware company ("KII Holding") incorporated on July 1, 1997, through a wholly owned subsidiary (KII Acquisition Corp., a Delaware corporation), acquired all of the issued and outstanding capital stock of Kleinert and Subsidiaries (predecessor company and currently known as Stellex Aerospace and Subsidiaries) from Kleinert Industrie Holding A.G. (the "Seller"). The acquisition has been accounted for using the purchase method of accounting, and, accordingly, the net purchase price of approximately $26.5 million (including the assumption of $2.65 million of mortgage indebtedness and the issuance to the Seller of a note for $1.75 million) has been allocated to the assets purchased and the liabilities assumed based upon the fair values at the date of acquisition. There was no excess purchase price over the fair values on the net assets acquired in connection with the acquisition. The acquisition was financed in part from new borrowings totaling $19.3 million and the issuance of common and preferred stock totaling $4.75 million. KII Holding is owned by Stellex Industries, Inc., a Delaware corporation, which owns 80.1% of the issued and outstanding common stock of KII Holding, with certain members of Stellex Aerospace's management holding the remainder of its outstanding common stock. KII Holding is a holding company whose operations are conducted through its operating subsidiaries. References to the "Company" include both KII Holding and its predecessor, Kleinert.

2. BASIS OF PRESENTATION

The accompanying consolidated financial statements dated prior to the acquisition of Kleinert and Subsidiaries on July 1, 1997, include the accounts of Kleinert and its wholly owned subsidiaries (the "Predecessor"). Financial statements dated subsequent to the acquisition include the accounts of KII Holding (the "Successor") and its wholly owned subsidiaries, KII Acquisition Corp., Stellex Aerospace and Subsidiaries (PPP, BMI, SEAL and GIL). Intercompany transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, which were of a normal and recurring nature, have been included. The results of operations for any interim period are not necessarily indicative of the results for the year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

3. RECENT ACCOUNTING STANDARDS

Effective January 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement requires that all items recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive income by their nature in an annual financial statement. For example, other comprehensive income may include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. Annual financial statements for prior periods will be classified, as required. The Company had no items of other comprehensive income or loss for the three month period ended March 31, 1998.

In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". The standard requires that companies disclose "operating segments" based on the way management disaggregates the company for making internal operating decisions. The new rules will be effective for the Company's 1998 annual financial statements.

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which standardizes the disclosure requirement for pensions and other postretirement benefits. The implementation of SFAS No. 132 is not expected to have an impact on the Company's financial statements. The standard will be effective for the Company's 1998 annual financial statements.

4. INVENTORIES

         Inventories consisted of the following:


                                                                          March 31,           December 31,
                                                                            1998                  1997
                                                                            ----                  ----
                                                                         (Unaudited)

          Raw materials                                                  $ 1,302,700          $ 1,212,500
          Work-in-process                                                  6,970,200            6,250,300
          Finished goods                                                   5,098,000            5,354,300
                                                                         -----------          -----------
          Total                                                          $13,370,900          $12,817,100
                                                                         ===========          ===========


5. LONG-TERM OBLIGATIONS

         Long-term obligations consisted of the following:

                                                                           March 31,          December 31,
                                                                             1998                 1997
                                                                             ----                 ----
                                                                         (Unaudited)

          Demand note payable to Stellex Industries, Inc.               $ 20,943,000         $ 20,943,000
          7.785% Mortgage notes payable                                    2,608,800            2,624,000
          Sellers Notes Payable                                            1,750,000            1,750,000
          Obligations under capital leases                                   444,900              447,500
                                                                        ------------         ------------
                                                                          25,746,700           25,764,500
          Less current portion                                               137,200              139,700
                                                                        ------------         ------------
                            Total                                       $ 25,609,500         $ 25,624,800
                                                                        ============         ============

6. COMMITMENTS AND CONTINGENCIES

The Company is involved from time to time in lawsuits that arise in the normal course of business. The Company actively and vigorously defends all lawsuits. Management believes that there are no lawsuits that will have a material affect on the Company's financial position.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997:

                                                  QUARTER ENDED MARCH 31,
                                          --------------------------------------
                                                1998                 1997
                                                ----                 ----
                                             (SUCCESSOR)         (PREDECESSOR)

Net sales                                       100.0%                 100.0%
Cost of sales                                    71.0                   72.2
                                                -----                  -----
Gross margin                                     29.0                   27.8
Selling, general and administrative              23.2                   13.7
                                                -----                  -----
Operating income                                  5.8                   14.1
Other expense (income):
   Interest expense                               7.4                    2.8
   Other                                          0.7                    0.2
                                                -----                  -----
Income (loss) before income taxes                (2.3)                  11.1
Provision for income taxes                        2.5                    4.6
                                                -----                  -----
Net income (loss)                                (4.8)%                  6.5%
                                                =====                  =====



Net sales

Net sales for the quarter ended March 31, 1998 were $8.3 million which represents an increase of 28.4% over the sales of $6.4 million for the three months ended March 31, 1997. The sales increase is primarily attributable to strong demand in the commercial aviation market for new aircraft production, primarily at Boeing, increases in manufacturing requirements for military aircraft.

Gross margins

Gross margin for the quarter ended March 31, 1998 was 29.0%, which increased from 27.8% in the first quarter of 1997. This increase resulted primarily from increased production volumes which allowed for production efficiencies and fixed cost utilization.

Selling, general and administrative

Selling, general and administrative expenses for the quarter ended March 31, 1998 were $1.9 million which represented an increase of $1.0 million over the selling, general and administrative expenses of $0.9 million during the first quarter of 1997. This increase was due primarily to incremental non-cash charges of $715,400 relating to the valuation of management ownership puts plus increased in compensation expense resulting from additional managerial hires.

Interest Expense

Interest expense for the quarter ended March 31, 1998 was $610,800 which represented a $429,200 increase in expense over the comparable quarter in 1997. This increase was due primarily to the acquisition financing relating to the acquisition of Kleinert on July 1, 1997.

Liquidity and capital resources

KII Holding Corp. generated cash flows from operations for the three months ended March 31, 1998, in the amount of $572,700 compared to cash generated in the amount of $13,900 for the comparable period in 1997. This increase in cash flows resulted primarily from improved management of operating assets and liabilities.

The Company was a net user of cash flows from investing activities for the three months ended March 31, 1998, totaling $747,100 compared to $445,100 million in the comparable period in 1997. The increase in cash used in investing activities primarily reflects increased purchases of property, plant and equipment.

Cash used in financing activities for the three months ended March 31, 1998 primarily consisted of approximately $17,800 in payments of bank and intercompany loans. During the three months ended March 31, 1997, cash provided by financing activities of $336,000 primarily resulting from borrowings under the predecessor line of credit offset by payments of bank debt. The change in the cash flows from financing activities primarily reflects the timing of working capital needs and the changes in the capital structure of the Company which resulted subsequent to the Kleinert Acquisition.

Liquidity demands for the near term will consist of normal levels of capital expenditure requirements sufficient to accommodate growth in backlog, working capital needs and debt service funding.

Debt service requirements for 1999 will include the satisfaction of the seller note totaling $1.8 million resulting from the Kleinert Acquisition coupled with approximately $2.1 million of cash interest expense.

Management believes that current levels of operating cash flow and availability under its parent company's revolving credit facility will provide adequate liquidity to satisfy its near term demands.

THE YEAR 2000 ISSUE

The Year 2000 problem concerns the inability of information systems to recognize properly and process date-sensitive information beyond January 1, 2000. Each of the Company's operating subsidiaries face unique issues in their identification and resolution of problems related to the Year 2000.

State of readiness: In November 1997, the Company initiated an assessment of the impact of the Year 2000 issue on its internal operations and began the development of a plan to bring all of its computer systems into compliance before the end of 1998. This focus has been on all systems potentially impacted by the Year 2000 issue, including information technology ("IT") systems and non-IT systems. At the present time management is in the process of finalizing a new system installation at Bandy which is year 2000 compliant, and has completed its review of Year 2000 readiness of their other internal IT systems at Paragon, SEAL, GIL and the corporate offices. The Company is in the process of completing its assessment of the impact of Year 2000 on its non-IT systems, products and significant vendors and customers. The initial assessment indicates that the Year 2000 should not significantly affect these areas.

Costs to address Year 2000 issues: To date costs to implement and the timeframe contemplated by management to be Year 2000 compliant are based on management's best estimates. Cumulative costs to date have been insignificant. Estimated costs to complete the process are not expected to have a material impact on the Company's future financial results.

Risks associated with Year 2000 issue: The Company believes there is low risk of any internal critical system, embedded system, or other critical asset not being Year 2000-ready by the end of 1999. The company continues to assess its risk exposure attributable to external factors, suppliers and customers. With respect to outside parties, those parties, who have been contacted, have indicated that their hardware, software and related non-IT systems are currently or will be Year 2000 complaint within the 1999 calendar year. Evaluations of these issues is continuing and there can be no assurance that additional issues, not presently known to the Company, will be discovered which could present a material risk of disruption to the Company's operations. Such disruptions could result in delays in the delivery or sale of products. Contingency plans for suppliers, customers and mission critical systems impacted by Year 2000 issues are currently under development and are expected to be completed in the first quarter of 1999.

RECENT ACCOUNTING STANDARDS

Effective January 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement requires that all items recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive income by their nature in an annual financial statement. For example, other comprehensive income may include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. Annual financial statements for prior periods will be classified, as required. The Company had no items of other comprehensive income or loss for the three month period ended March 31, 1998.

In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". The standard requires that companies disclose "operating segments" based on the way management disaggregates the company for making internal operating decisions. The new rules will be effective for the Company's 1998 annual financial statements.

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which standardizes the disclosure requirement for pensions and other postretirement benefits. The implementation of SFAS No. 132 is not expected to have an impact on the Company's financial statements. The standard will be effective for the Company's 1998 annual financial statements.

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that any forward-looking statements, including statements regarding the intent, belief, or current expectations of the Company or its management, are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward-looking statements as a result of various factors including, but not limited to (i) general economic conditions in the markets in which the Company operates, (ii) cancellation of specific aircraft programs due to defense spending or general budgetary constraints or poor customer demand, (iii) success in hiring and retaining key management and technical personnel.

PART II - OTHER INFORMATION

ITEM 6. EXHIBIT AND REPORTS ON FORM 8-K

        (a) Exhibit 27: Financial Data Schedule
        (b) Reports on Form 8-K:   None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, as of February 3, 1999.

                                          KII HOLDING CORP.
                                          By:   /s/ William L. Remley
                                                ---------------------
                                          William L. Remley,
                                          Vice Chairman, Treasurer and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons in the capacities and as of dates indicated.


               Signature                             Title                                 Date
               ---------                             -----                                 ----


/s/    Richard L. Kramer           Chairman of the Board of Directors                 February 3, 1999
------------------------           Secretary and Director of KII Holding Corp
       Richard L. Kramer

/s/    William L. Remley           Vice Chairman, Treasurer and Director of           February 3, 1999
------------------------           KII Holding Corp.
       William L. Remley

/s/    Bradley C. Call             President of KII Holding Corp.                     February 3, 1999
------------------------
       Bradley C. Call

/s/    Julius E. Hodge             Chief Financial Officer of KII Holding             February 3, 1999
------------------------           Corp.
       Julius E. Hodge
