Form 10-Q
period 1998-06-30
KII HOLDING CORP
filed 1999-02-03
CIK 1043541

-------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: June 30, 1998

_    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

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


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 391-1392

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---     ---

As of January 1, 1999, the number of shares outstanding of the registrant's Common Stock, no par value, was 10,000 shares. There is no trading market for the Common Stock. Accordingly, the aggregate market value of the Common Stock held by non-affiliates of the registrant is not determinable.

-------------------------------------------------------------------------------

ITEM 1: FINANCIAL STATEMENTS


                       KII HOLDING CORP. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS



                    ASSETS                        June 30,   December 31,
                                                    1998         1997
                                                    ----         ----
                                                (Unaudited)

    CURRENT ASSETS:
      Cash and cash equivalents                 $   916,900  $ 1,152,200
      Account receivables, net                    6,066,800    5,446,700
      Inventories                                13,819,300   12,817,100
      Prepaid and other assets                      419,200      916,700
      Deferred income taxes                         564,200      531,800
                                                -----------  -----------
      Total current assets                       21,786,400   20,864,500

    Property, plant and equipment, net           15,076,700   14,458,900
    Deferred financing costs, net                   933,200      983,200
    Other assets                                  1,154,400    1,059,100
                                                -----------  -----------
      Total assets                              $38,950,700  $37,365,700
                                                ===========  ===========

      LIABILITIES & SHAREHOLDERS' EQUITY
    CURRENT LIABILITIES:
      Current portion of long term obligations  $   115,600  $   139,700
      Accounts payable                            2,085,800    1,638,400
      Customer deposits                             216,400      116,700
      Accrued liabilities                         2,680,400    2,190,800
                                                -----------  -----------
      Total current liabilities                   5,098,200    4,085,600
    Long-term obligations, less current portion  24,874,500   25,624,800
    Deferred employee benefits                    1,473,200    1,405,700
    Unfunded pension benefits                       298,300      298,300
    Deferred income taxes                         1,878,300    1,693,400
                                                -----------  -----------
      Total liabilities                          33,622,500   33,107,800

    Equity Put Rights on common stock             2,568,400    1,078,100

    SHAREHOLDERS' EQUITY:
    Common stock, no par value, 20,000
       shares authorized, 8,010 issued
       and outstanding                            3,131,900    3,131,900
    Series A Preferred stock, $10,000
       stated value, 400 shares authorized,
       84 shares issued and outstanding             840,000      840,000
    Series B Preferred stock, $10,000
       stated value, 75 shares authorized,
       none issued and outstanding                        -            -
    Undesignated Preferred stock, $10,000
       stated value, 25 shares authorized, none
       issued and outstanding                             -            -
    Accumulated deficit                          (1,212,100)    (792,100)
                                                -----------  -----------
       Total shareholders' equity                 2,759,800    3,179,800
                                                -----------  -----------
       Total liabilities and shareholders'
         equity                                 $38,950,700  $37,365,700
                                                ===========  ===========


      See accompanying notes to unaudited consolidated financial statements

                       KII HOLDING CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                              Three Months                   Six Months
                                                  Ended                        Ended
                                                 June 30,                     June 30,
                                           1998         1997            1998         1997
                                           ----         ----            ----         ----
                                                    (Predecessor)                (Predecessor)

  Sales                                 $9,884,600    $7,854,400    $18,155,700   $14,296,000
  Cost of sales                          6,730,000     5,491,900     12,606,400    10,139,600
                                        ----------    ----------    -----------   -----------
    Gross profit                         3,154,600     2,362,500      5,549,300     4,156,400
  Selling, general and administrative    2,042,800       910,000      3,955,800     1,798,700
                                        ----------    ----------    -----------   -----------
  Income from operations                 1,111,800     1,452,500      1,593,500     2,357,700
                                        ----------    ----------    -----------   -----------
  Other income (expense):
    Interest expense                      (626,800)     (194,100)    (1,237,600)     (375,700)
    Other income (expense)                 (65,700)      (87,500)      (124,100)      (98,400)
                                        ----------    ----------    -----------   -----------
    Total other expense                   (692,500)     (281,600)    (1,361,700)     (474,100)
                                        ----------    ----------    -----------   -----------
  Income before provision for
    income taxes                           419,300     1,170,900        231,800     1,883,600
  Provision (benefit) for income taxes     395,800       468,300        606,900       753,400
                                        ----------    ----------    -----------   -----------
  Net income (loss)                         23,500       702,600       (375,100)    1,130,200
  Preferred stock dividends                (22,600)            -        (44,900)            -
                                        ----------    ----------    -----------   -----------
  Income (loss) applicable to
    common shareholders                 $      900    $  702,600    $  (420,000)  $ 1,130,200
                                        ==========    ==========    ===========   ===========


     See accompanying notes to unaudited consolidated financial statements.

                       KII HOLDING CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                Six Months           Six Months
                                                  Ended                 Ended
                                                 June 30,              June 30,
                                                  1998                   1997
                                                  ----                   ----
                                                                    (Predecessor)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                               $  (375,100)          $ 1,130,200
Reconciliation to net cash provided
  by (used in) operating activities:
  Depreciation and amortization                     894,900               878,200
  Deferred income taxes                             149,500               125,100
  Stock compensation                              1,490,300                     -
  Other                                              (2,200)               (4,000)
Changes in assets and liabilities:
  Accounts receivable                              (620,100)             (978,200)
  Inventories                                    (1,002,200)           (1,078,300)
  Prepaid and other current assets                  497,500              (105,300)
  Other assets                                      (70,100)               (2,100)
  Accounts payable                                  447,400               559,000
  Accrued and other liabilities                     489,600               (42,100)
  Customer deposits                                  99,700                (3,100)
                                                -----------           -----------
   Net cash provided by operating activities      1,999,200               479,400
                                                -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to fixed assets                        (1,454,200)             (868,500)
Proceeds from sale of fixed assets                   24,500                33,500
Net cash used in acquisitions                             -                     -
                                                -----------           -----------
   Net cash used in investing activities         (1,429,700)             (835,000)
                                                -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on line of credit                          -               300,000
Repayment of intercompany loans                    (743,000)                    -
Other                                               (61,800)              (28,400)
                                                -----------           -----------
   Net cash provided by (used in) financing
    activities                                     (804,800)              271,600
                                                -----------           -----------
   Net increase (decrease) in
    cash and cash equivalents                      (235,300)              (84,000)

Cash and cash equivalents, beginning
    of period                                     1,152,200               406,000
                                                -----------           -----------
Cash and cash equivalents, end of period        $   916,900           $   322,000
                                                ===========           ===========




     See accompanying notes to unaudited consolidated financial statements.

                       KII HOLDING CORP. AND SUBSIDIARIES

                                   (UNAUDITED)

                                                        Six Months     Six Months
                                                          Ended           Ended
                                                         June 30,        June 30,
                                                          1998             1997
                                                          ----             ----
                                                                      (Predecessor)


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
  Interest                                               $1,005,800      $377,800
                                                         ==========      ========
  Income taxes, net                                      $        -      $633,000
                                                         ==========      ========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
 AND FINANCING ACTIVITIES:
  Capital lease agreements for equipment                 $   30,400      $      -
                                                         ==========      ========



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

3.  RECENT ACCOUNTING STANDARDS

Effective January 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement requires that all items recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive income by their nature in an annual financial statement. For example, other comprehensive income may include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. Annual financial statements for prior periods will be classified, as required. The Company had no items of other comprehensive income or loss for the three and six-month periods ended June 30, 1998.

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

4.  INVENTORIES

     Inventories consisted of the following:



                                                          June 30,    December 31,
                                                           1998           1997
                                                           ----           ----
                                                        (Unaudited)

      Raw materials                                     $ 1,404,100   $ 1,212,500
      Work-in-process                                     7,000,400     6,250,300
      Finished goods                                      5,414,800     5,354,300
                                                        -----------   -----------
      Total                                             $13,819,300   $12,817,100
                                                        ===========   ===========


5.  LONG-TERM OBLIGATIONS

     Long-term obligations consisted of the following:



                                                         June 30,      December 31,
                                                          1998            1997
                                                          ----            ----
                                                       (Unaudited)


      Demand note payable to Stellex Industries, Inc.   $20,200,000   $20,943,000
      7.785% Mortgage notes payable                       2,593,200     2,624,000
      Sellers Notes Payable                               1,750,000     1,750,000
      Obligations under capital leases                      446,900       447,500
                                                        -----------   -----------
                                                         24,990,100    25,764,500
      Less current portion                                  115,600       139,700
                                                        -----------   -----------
                Total                                   $24,874,500   $25,624,800
                                                        ===========   ===========

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

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED
JUNE 30, 1997.


                                       QUARTER ENDED JUNE 30,
                                      -----------------------
                                       1998        1997
                                       ----        ----
                                              (Predecessor)

Net sales                             100.0%      100.0%
Cost of sales                          68.1        69.9
                                      -----       -----
Gross margin                           31.9        30.1
Selling, general and administrative    20.7        11.6
                                      -----       -----
Operating income                       11.2        18.5
Other expense (income):
  Interest expense                      6.3         2.5
  Other                                 0.7         1.1
                                      -----       -----
Income before income taxes              4.2        14.9
Provision for income taxes              4.0         6.0
                                      -----       -----
Net income                              0.2%        8.9%
                                      =====       =====


Net sales

Net sales for KII Holding Corp. for the quarter ended June 30, 1998 were $9.9 million which represents an increase of 25.8% over sales of $7.9 million for the three months ended June 30, 1997. The sales increase is primarily attributable to strong demand in the commercial aviation market for new aircraft production, primarily at Boeing, increases in manufacturing requirements for military aircraft and increased deliveries of turbo-machinery components.

Gross margins

Gross margin for the quarter ended June 30, 1998 was 31.9%, which increased from 30.1% in the comparable period in 1997. This increase resulted primarily from increased production volumes which allowed production efficiencies and fixed cost utilization.

Selling, general and administrative

Selling, general and administrative expenses for the quarter ended June 30, 1998 were $2.0 million which represented an increase in expense of $1.1 million over the comparable quarter in 1997. This increase was due primarily to incremental non-cash charges of $775,000 relating to the valuation of management ownership puts plus an increase in compensation expense resulting from additional managerial hires.

Interest Expense

Interest expense for the quarter ended June 30, 1998 was $626,800 which represented a $432,700 increase in expense over the comparable quarter in 1997. This increase was due primarily to the acquisition financing relating to the acquisition of Kleinert on July 1, 1997.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997



                                   SIX MONTHS ENDED JUNE 30,
                                   ------------------------
                                      1998        1997
                                      ----        ----
                                             (Predecessor)

Net sales                             100.0%      100.0%
Cost of sales                          69.4        70.9
                                      -----       -----
Gross margin                           30.6        29.1
Selling, general and administrative    21.8        12.6
                                      -----       -----
Operating income                        8.8        16.5
Other expense (income):
  Interest expense                      6.8         2.6
  Other                                 0.8         0.7
                                      -----       -----
Income before income taxes              1.2        13.2
Provision for income taxes              3.3         5.3
                                      -----       -----
Net income (loss)                      (2.1)%       7.9%
                                      =====       =====


Net sales

Net sales for KII Holding Corp. for the six months ended June 30, 1998 were $18.2 million, which was 27.0% greater than the first half of 1997. The increase in net sales was a result of the strong demand in the commercial aviation market for new aircraft production, primarily at Boeing, increases in manufacturing requirements for military aircraft, and increased deliveries of turbo-machinery components.

Gross margins

Gross margin for the six months ended June 30, 1998 was 30.6%, which increased from 29.1% in the comparable period of 1997. This increase resulted primarily from increased production volumes which allowed for production efficiencies and fixed cost utilization.

Selling, general and administrative expenses

Selling, general and administrative expenses for the six months ended June 30, 1998 were $4.0 million which represented an increase in expense of $2.2 million over the six months ended June 30, 1997. This increase was due primarily to incremental non-cash charges of $1.5 million relating to the valuation of management ownership puts and increased labor costs for new managerial hires.

Interest Expense

Interest expense for the six months ended June 30, 1998 was $1,237,600 which represented a $861,900 increase in expense over the comparable period in 1997. This increase was due primarily to the acquisition financing relating to the acquisition of Kleinert on July 1, 1997.

Liquidity and capital resources

KII Holding Corp. generated cash flows from operations for the six months ended June 30, 1998, in the amount of $2.0 million, compared to cash generated in the amount of $479,400 for the comparable period in 1997. This increase in cash flows resulted primarily from improved management of working capital.

The Company was a net user of cash flows from investing activities for the six months ended June 30, 1998, totaling $1.4 million compared to $0.8 million in the comparable period in 1997. The increase in cash used in investing activities primarily reflects increased purchases of property, plant and equipment to support increased production demand.

Cash used in financing activities for the six months ended June 30, 1998 primarily consisted of approximately $0.7 million in payments of bank and intercompany loans. During the six months ended June 30, 1997, cash provided by financing activities of approximately $300,000 resulted from borrowings under the predecessor line of credit. The change in the cash flows from financing activities primarily reflects the timing of working capital needs and the changes in the capital structure of the Company which resulted subsequent to the Kleinert Acquisition.

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

Management believes that current levels of operating cash flow and availability under its revolving credit facility will provide adequate liquidity to satisfy its near term liquidity demands.

THE YEAR 2000 ISSUE

The Year 2000 problem concerns the inability of information systems to recognize properly and process date-sensitive information beyond January 1, 2000. Each of the Company's operating subsidiaries face unique issues in their identification and resolution of problems related to the Year 2000.

State of readiness: In November 1997, the company initiated an assessment of the impact of the Year 2000 issue on its internal operations and began the development of a plan to bring all of its computer systems into compliance before the end of 1998. This focus has been on all systems potentially impacted by the Year 2000 issue, including information technology ("IT") systems and non-IT systems. At the present time management has completed Year 2000 compliant upgrades to their internal IT systems. The Company is in the process of completing its assessment of the impact of Year 2000 on its non-IT systems, products and significant vendors and customers. The initial assessment indicates that the Year 2000 should not significantly affect these areas.

Costs to address Year 2000 issues: To date costs to implement and the timeframe contemplated by management to be Year 2000 compliant are based on management's best estimates. Cumulative costs to date are estimated to be less than $215,000. Estimated costs to complete the process are not expected to have a material impact on the Company's future financial results.

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

RECENT ACCOUNTING STANDARDS

Effective January 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement requires that all items recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive income by their nature in an annual financial statement. For example, other comprehensive income may include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. Annual financial statements for prior periods will be classified, as required. The Company had no items of other comprehensive income or loss for the three and six-month periods ended June 30, 1998.

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



       Signature                        Title                 Date
       ---------                        -----                 ----
/s/ Richard L. Kramer        Chairman of the Board     February 3, 1999
---------------------        of Directors Secretary
    Richard L. Kramer        and Director of KII
                             Holding Corp

/s/ William L. Remley        Vice Chairman, Teasurer   February 3, 1999
---------------------        and Director of
    William L. Remley        KII Holding Corp.


/s/ Bradley C. Call          President of KII          February 3, 1999
---------------------        Holding Corp.
    Bradley C. Call


/s/ Julius E. Hodge          Chief Financial Officer   February 3, 1999
--------------------         of KII Holding Corp.
    Julius E. Hodge
