Form 10-Q
period 1998-09-30
KII HOLDING CORP
filed 1999-02-03
CIK 1043541

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: September 30, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


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

ITEM 1: FINANCIAL STATEMENTS

                       KII HOLDING CORP. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

             ASSETS                                September 30,    December 31,
                                                       1998             1997
                                                       ----             ----
                                                    (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                         $   490,500     $ 1,152,200
  Account receivables, net                            5,780,200       5,446,700
  Inventories                                        14,220,900      12,817,100
  Prepaid and other assets                              266,100         916,700
  Deferred income taxes                                 581,000         531,800
                                                    -----------     -----------
    Total current assets                             21,338,700      20,864,500

Property, plant and equipment, net                   14,972,400      14,458,900
Deferred financing costs, net                           908,300         983,200
Other assets                                          1,196,700       1,059,100
                                                    -----------     -----------
    Total assets                                    $38,416,100     $37,365,700
                                                    ===========     ===========

   LIABILITIES & SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long term obligations          $ 1,846,300     $   139,700
  Accounts payable                                    1,906,200       1,638,400
  Customer deposits                                     347,300         116,700
  Accrued liabilities                                 2,653,600       2,190,800
                                                    -----------     -----------
  Total current liabilities                           6,753,400       4,085,600
Long-term obligations, less current portion          22,107,200      25,624,800
Deferred employee benefits                            1,512,000       1,405,700
Unfunded pension benefits                               298,300         298,300
Deferred income taxes                                 1,957,000       1,693,400
                                                    -----------     -----------
  Total liabilities                                  32,627,900      33,107,800

Equity Put Rights on common stock                     3,343,300       1,078,100

SHAREHOLDERS' EQUITY:
Common stock, no par value, 20,000 shares
  authorized, 8,010 issued and outstanding            3,131,900       3,131,900
Series A Preferred stock, $10,000 stated
  value, 400 shares authorized, 84 shares
  issued and outstanding                                840,000         840,000
Series B Preferred stock, $10,000 stated
  value, 75 shares authorized, none issued
  and outstanding                                            --              --
Undesignated Preferred stock, $10,000
  stated value, 25 shares authorized, none
  issued and outstanding                                     --              --
Accumulated deficit                                  (1,527,000)       (792,100)
                                                    -----------     -----------
  Total shareholders' equity                          2,444,900       3,179,800
                                                    -----------     -----------
  Total liabilities and shareholders' equity        $38,416,100     $37,365,700
                                                    ===========     ===========

      See accompanying notes to unaudited consolidated financial statements

                       KII HOLDING CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                               Three Months        Nine Months    Six Months
                                                   Ended              Ended         Ended
                                               September 30,       September 30,   June 30,
                                             1998         1997         1998          1997
                                             ----         ----         ----          ----
                                                                                 (Predecessor)
Sales                                     $8,863,900   $8,889,800   $27,019,600   $14,296,000
Cost of sales                              6,210,100    6,746,900    18,816,500    10,139,600
                                          ----------   ----------   -----------   -----------
  Gross profit                             2,653,800    2,142,900     8,203,100     4,156,400
Selling, general and administrative        2,012,000    1,570,600     5,967,800     1,798,700
                                          ----------   ----------   -----------   -----------
Income from operations                       641,800      572,300     2,235,300     2,357,700
                                          ----------   ----------   -----------   -----------
Other income (expense):
  Interest expense                          (603,600)    (456,300)   (1,841,200)     (375,700)
  Other income (expense)                     (78,700)     (20,400)     (202,800)      (98,400)
                                          ----------   ----------   -----------   -----------
  Total other expense                       (682,300)    (476,700)   (2,044,000)     (474,100)
                                          ----------   ----------   -----------   -----------
Income (loss) before provision
  for income taxes                           (40,500)      95,600       191,300     1,883,600
Provision (benefit) for income taxes         251,000      287,600       857,900       753,400
                                          ----------   ----------   -----------   -----------
Net income (loss)                           (291,500)    (192,000)     (666,600)    1,130,200
Preferred stock dividends                    (23,400)          --       (68,300)           --
                                          ----------   ----------   -----------   -----------
Income (loss) applicable to common
  shareholders                            $ (314,900)  $ (192,000)  $  (734,900)  $ 1,130,200
                                          ==========   ==========   ===========   ===========

     See accompanying notes to unaudited consolidated financial statements.

                       KII HOLDING CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                     Nine Months    Three Months    Six Months
                                                       Ended           Ended          Ended
                                                    September 30,   September 30,    June 30,
                                                        1998            1997           1997
                                                        ----            ----           ----
                                                                                   (Predecessor)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                   $  (666,600)    $  (192,000)    $ 1,130,200
Reconciliation to net cash provided by
  (used in) operating activities:
  Depreciation and amortization                       1,364,200         363,400         878,200
  Deferred income taxes                                 214,400         760,500         125,100
  Stock compensation charge                           2,265,200            --              --
  Other                                                  (5,200)          9,800          (4,000)
Changes in assets and liabilities:
  Accounts receivable                                  (333,500)       (899,000)       (978,200)
  Inventories                                        (1,403,800)       (584,800)     (1,078,300)
  Prepaid and other assets                              650,600          17,800        (105,300)
  Other assets                                          (97,000)        (43,300)         (2,100)
  Accounts payable                                      267,800        (547,900)        559,000
  Accrued and other liabilities                         462,800         915,200         (42,100)
  Customer deposits                                     230,600          58,300          (3,100)
                                                    -----------     -----------     -----------
   Net cash provided by (used in)
    operating activities                              2,949,500        (142,000)        479,400
                                                    -----------     -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to fixed assets                            (1,794,400)       (559,500)       (868,500)
Proceeds from sale of fixed assets                       24,500              --          33,500
Net cash used in Kleinert acquisition                        --     (14,799,300)             --
                                                    -----------     -----------     -----------
  Net cash used in investing activities              (1,769,900)    (15,358,800)       (835,000)
                                                    -----------     -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on line of credit                             --              --         300,000
Repayment of bank debt and intercompany loans        (1,811,000)             --              --
Payment of financing costs                                   --      (1,326,800)             --
Proceeds from issuance of common and
  preferred stock                                            --       4,750,000              --
Repayment of debt in connection with
  Kleinert Acquisition                                       --      (6,800,000)             --
Proceeds from borrowings in connection
  with Kleinert Acquisition                                  --      19,300,000              --
Other                                                   (30,300)        (14,600)        (28,400)
                                                    -----------     -----------     -----------
  Net cash provided by (used in)
    financing activities                             (1,841,300)     15,908,600         271,600
                                                    -----------     -----------     -----------
  Net increase (decrease) in cash and
    cash equivalents                                   (661,700)        407,800         (84,000)
Cash and cash equivalents, beginning
  of period                                           1,152,200         322,000         406,000
                                                    -----------     -----------     -----------
Cash and cash equivalents, end of period            $   490,500     $   729,800     $   322,000
                                                    ===========     ===========     ===========

     See accompanying notes to unaudited consolidated financial statements.

                       KII HOLDING CORP. AND SUBSIDIARIES

                                   (UNAUDITED)

                                                     Nine Months    Three Months    Six Months
                                                       Ended           Ended          Ended
                                                    September 30,   September 30,    June 30,
                                                        1998            1997           1997
                                                        ----            ----           ----
                                                                                   (Predecessor)
SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:

  Cash paid during the period for:

  Interest                                          $ 1,479,447     $    329,300     $   377,800
                                                    ===========     ============     ===========
  Income taxes, net                                 $        --     $         --     $   633,000
                                                    ===========     ============     ===========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
AND FINANCING ACTIVITIES:
 Capital lease agreements for equipment             $    30,400     $         --     $        --
                                                    ===========     ============     ===========
 Assets acquired and liabilities assumed in
  connection with acquisitions:
  Fair value of assets acquired                     $        --     $ 35,541,200     $        --
  Liabilities assumed                                        --      (19,388,400)             --
                                                    -----------     ------------     -----------
  Cash paid                                                  --       16,152,800              --
  Less cash acquired                                         --        1,353,500              --
                                                    -----------     ------------     -----------
  Net cash used for business acquisition            $        --     $ 14,799,300     $        --
                                                    ===========     ============     ===========

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

3. RECENT ACCOUNTING STANDARDS

Effective January 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement requires that all items recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive income by their nature in an annual financial statement. For example, other comprehensive income may include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. Annual financial statements for prior periods will be classified, as required. The Company had no items of other comprehensive income or loss for the three and nine-month periods ended September 30, 1998.

In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". The standard requires that companies disclose "operating segments" based on the way management disaggregates the company for making internal operating decisions. The new rules will be effective for the Company's 1998 annual financial statements.

In February 1998, the FASB issued SFAS No. 132, "Employers" Disclosures about Pensions and Other Postretirement Benefits," which standardizes the disclosure requirement for pensions and other postretirement benefits. The implementation of SFAS No. 132 is not expected to have an impact on the Company's financial statements. The standard will be effective for the Company's 1998 annual financial statements.

4. INVENTORIES

     Inventories consisted of the following:

                                               September 30,    December 31,
                                                   1998             1997
                                                   ----             ----
                                                (Unaudited)
      Raw materials                             $ 1,612,600      $ 1,212,500
      Work-in-process                             6,962,600        6,250,300
      Finished goods                              5,645,700        5,354,300
                                                -----------      -----------
      Total                                     $14,220,900      $12,817,100
                                                ===========      ===========

5. LONG-TERM OBLIGATIONS

     Long-term obligations consisted of the following:

                                               September 30,    December 31,
                                                   1998             1997
                                                   ----             ----
                                                (Unaudited)
      Demand note payable to Stellex
      Industries, Inc.                          $19,200,200      $20,943,000
      7.785% Mortgage notes payable               2,576,300        2,624,000
      Sellers Notes Payable                       1,750,000        1,750,000
      Obligations under capital leases              426,100          447,500
      Other long term obligations                       900               --
                                                -----------      -----------
                                                 23,953,500       25,764,500
      Less current portion                        1,846,300          139,700
                                                -----------      -----------
                Total                           $22,107,200      $25,624,800
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

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997.

                                       QUARTER ENDED SEPTEMBER 30,
                                       ---------------------------
                                             1998        1997
                                             ----        ----
Net sales                                   100.0%      100.0%
Cost of sales                                70.1        75.9
                                            -----       -----
Gross margin                                 29.9        24.1
Selling, general and administrative          22.7        17.7
                                            -----       -----
Operating income                              7.2         6.4
Other expense (income):
  Interest expense                            6.8         5.1
  Other                                       0.9         0.2
                                            -----       -----
Income (loss) before income taxes            (0.5)        1.1

Provision for income taxes                    2.8         3.2
                                            -----       -----
Net loss                                     (3.3)%      (2.1)%
                                            =====       =====

Net sales

Net sales for KII Holding Corp. for the quarter ended September 30, 1998 were $8.9 million, which approximated sales for the three months ended September 30, 1997, but were lower than anticipated due to customer controlled inspection delays on the X-33 Space Plane and the Space Shuttle program deliveries. Management anticipates that these units will ship in the fourth quarter.

Gross margins

Gross margin for the quarter ended September 30, 1998 was 29.9%, which increased from 24.1% in the previous year. Gross margin for 1997 was impacted by a $624,000 charge representing the amortization of a non-recurring purchase accounting adjustment which stepped up the value of inventory in order to account for net profit in inventory on the date of the Kleinert Acquisition. In excluding this non-recurring adjustment, the Company would have had a recasted gross margin of 31.1% for the quarter ended September 30, 1997 compared to 29.9% for the quarter ended September 30, 1998. The decrease in the recasted gross margin of 1.2% was due to start up costs on new jobs and a slightly unfavorable product mix.

Selling, general and administrative

Selling, general and administrative expenses for the third quarter of 1998 were $2.0 million which represented an increase in expense of approximately $900,000 over the third quarter of 1997 after excluding a non-recurring charge totaling $450,000 for investment banking and financial advisory fees paid to Mentmore Holdings Corporation, an affiliate, as a result of the Kleinert Acquisition. This increase was due primarily to incremental non-cash charges of $775,000 relating to the valuation of management ownership puts plus an increase in compensation expense resulting from additional managerial hires and computer upgrade consulting costs at Bandy.

Interest Expense

Interest expense for the quarter ended September 30, 1998 was $603,600 which represented a $147,300 increase in expense over the third quarter of 1997. The increase resulted primarily from increased debt resulting from the establishment of approximately $450,000 in capitalized leases, increased amortization of the debt financing costs and a higher effective yield on interest bearing debt (approximately 1.5%)resulting from a refinancing which took place October 1997.

PRO FORMA RESULTS OF THE NINE MONTHS ENDED SEPTEMBER 30, 1998
COMPARED TO SEPTEMBER 30, 1997

                                      NINE MONTHS ENDED SEPTEMBER 30,
                                      1998                     1997
                                      ----                     ----
Net sales                       $27,020    100.0%       $23,186     100.0%
Cost of sales                    18,817     69.6         16,132      69.6
                                -------    -----        -------     -----
Gross margin                      8,203     30.4          7,054      30.4
Selling, general and
administrative                    5,968     22.1          3,160      13.6
                                -------    -----        -------     -----
Operating income                  2,235      8.3          3,894      16.8
Other expense (income):
  Interest expense                1,841      6.8          1,626       7.0
  Other                             203      0.8             74       0.3
                                -------    -----        -------     -----
Income before income taxes          191      0.7          2,194       9.5
Provision for income taxes          858      3.2            987       4.3
                                -------    -----        -------     -----
Net income (loss)                 ($667)    (2.5)%      $ 1,207       5.2%
                                =======    =====        =======     =====

Net sales

Pro forma net sales for KII Holding Corp. for the nine months ended September 30, 1998 were $27.0 million which represents an increase of $3.8 million over sales of $23.2 million for the nine months ended September 30, 1997. The sales increase is primarily attributable to increases in commercial aircraft production by Boeing, strong spare parts demand, the acceleration of the production schedule for the C-17 program, and increases in spacecraft and prototype work due to continuing strong demand for space shuttle parts.

Gross margins

Gross margin for the nine months ended September 30, 1998 was 30.4% which equaled the pro forma gross margin percentage for the nine months ended September 30, 1997.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $2.8 million for the nine months ended September 30, 1998 as compared to the pro forma nine months ended September 30, 1997. This increase is primarily due to incremental non-cash charges of $2.3 million relating to the valuation of management ownership puts plus an increase in compensation expense resulting from additional managerial hires and computer upgrade consulting costs at Bandy.

Interest Expense

Interest expense for the nine months ended September 30, 1998 was $1,841,200 which represented a $215,000 increase in expense over the comparable pro forma period in 1997. This increase was due primarily to increased average outstanding debt balances during 1998.

Liquidity and capital resources

KII Holding Corp. generated cash flows from operations for the nine months ended September 30, 1998, in the amount of $2.9 million, compared to cash generated in the amount of $337,400 for the comparable period in 1997. This increase in cash flows resulted primarily from improved management of operating assets and liabilities.

The Company was a net user of cash flows from investing activities for the nine months ended September 30, 1998, totaling $1.8 million compared to $1.4 million (exclusive of $14.8 million of cash used in the Kleinert acquisition) in the comparable period in 1997. The cash used in investing activities primarily reflects purchases of property, plant and equipment.

Cash used in financing activities for the nine months ended September 30, 1998 primarily consisted of approximately $1.8 million in payments of bank and intercompany loans. During the nine months ended September 30, 1997, cash provided by financing activities of $16.2 million primarily resulted from the financing of the Kleinert Acquisition.

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

Costs to address Year 2000 issues: To date costs to implement and the timeframe contemplated by management to be Year 2000 compliant are based on management's best estimates. To date costs are estimated to be at $215,000. Estimated costs to complete the process are not expected to have a material impact on the Company's future financial results.

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

RECENT ACCOUNTING STANDARDS

Effective January 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement requires that all items recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive income by their nature in an annual financial statement. For example, other comprehensive income may include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. Annual financial statements for prior periods will be classified, as required. The Company had no items of other comprehensive income or loss for the three and nine-month periods ended September 30, 1998.

In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". The standard requires that companies disclose "operating segments" based on the way management disaggregates the company for making internal operating decisions. The new rules will be effective for the Company's 1998 annual financial statements.

In February 1998, the FASB issued SFAS No. 132, "Employers" Disclosures about Pensions and Other Postretirement Benefits," which standardizes the disclosure requirement for pensions and other postretirement benefits. The implementation of SFAS No. 132 is not expected to have an impact on the Company's financial statements. The standard will be effective for the Company's 1998 annual financial statements.

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that any forward-looking statements, including statements regarding the intent, belief, or current expectations of the Company or its management, are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward-looking statements as a result of various factors including, but not limited to (i) general economic conditions in the markets in which the Company operates, (ii) cancellation of specific aircraft programs due to defense spending or general budgetary constraints or poor customer demand, (iii) success in hiring and retaining key management and technical personnel

PART II - OTHER INFORMATION

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

                                   KII HOLDING CORP.
                                   By: /s/ William L. Remley
                                      ----------------------
                                   William L. Remley,
                                   Vice Chairman, Treasurer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons in the capacities and as of dates indicated.

       Signature                        Title                            Date
       ---------                        -----                            ----
/s/ Richard L. Kramer    Chairman of the Board of Directors        February 3, 1999
---------------------    Secretary and Director of KII
    Richard L. Kramer    Holding Corp

/s/ William L. Remley    Vice Chairman, Treasurer and Director     February 3, 1999
---------------------    of KII Holding Corp.
    William L. Remley

/s/ Bradley C. Call      President of KII Holding Corp.            February 3, 1999
---------------------
    Bradley C. Call

/s/ Julius E. Hodge      Chief Financial Officer                   February 3, 1999
---------------------    of KII Holding Corp.
    Julius E. Hodge